Form 10-Q
period 1996-03-31
PAINEWEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1996-05-14
CIK 762130

This conforming  paper format  document is being submitted  pursuant to Rule 901
(d) (or 902 (g)) of Regulation S-T.



               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .


                        Commission File Number : 0-15037


          PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)


             Delaware                                            04-2870345
(State or other jurisdiction of                               (I.R.S.Employer
incorporation or organization)
                                                            Identification No.)



265 Franklin Street, Boston, Massachusetts                          02110
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                                     -12-
           PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                March 31, 1996 and September 30, 1995 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                    March 31    September 30

Operating investment property:
   Land                                            $     698     $      698
   Buildings and improvements                          4,269          4,269
   Equipment and fixtures                                107            107
                                                   ---------     ----------
                                                       5,074          5,074
   Less accumulated depreciation                      (1,584)        (1,512)
                                                       3,490          3,562
                                                   ---------     ----------
Cash and cash equivalents                              4,410          3,252
Escrow deposits                                           40             75
Accounts receivable                                      102             84
Accounts receivable - affiliates                           3              2
Other assets                                              29             32
Deferred expenses, net                                   131            141
                                                   ---------     ----------
                                                   $   8,205     $    7,148
                                                   =========     ==========


                        LIABILITIES AND PARTNERS' DEFICIT

Equity in losses from  unconsolidated joint ventures in excess
   of investments and advances                     $   7,626     $    6,275
Mortgage note payable                                  1,698          1,723
Accounts payable and accrued expenses                     27             37
Accrued interest payable                                  16             16
Accrued real estate taxes                                 20             60
Other liabilities                                         10             10
Partners' deficit                                     (1,192)          (973)
                                                   ---------     ----------
                                                   $   8,205     $    7,148
                                                   =========     ==========














                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

           CONSOLIDATED STATEMENTS OF OPERATIONS For the three and six months ended March 31, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)


                                   Three Months Ended      Six Months Ended
                                        March 31,             March 31,
                                    1996        1995       1996         1995

Revenues:
   Rental income and expense
      recoveries                  $   119     $   138     $   262     $   251
   Interest and other income           58          43         114          77
                                  -------     -------     -------     -------
                                      177         181         376         328
Expenses:
   Mortgage interest                   50          52         100         113
   Property operating expenses         49          38          78          68
   Depreciation and amortization       39          38          77          77
   Real estate taxes                   18          20          37          42
   General and administrative          66          51         178         131
                                      222         199         470         431
                                  -------     -------     -------     -------
Operating loss                        (45)        (18)        (94)       (103)

Partnership's share of unconsolidated
  ventures' losses                    (71)       (245)       (125)       (375)
                                  -------     -------     -------     -------

Loss before extraordinary gain       (116)       (263)       (219)       (478)
                                  -------     -------     -------     -------
Extraordinary gain from
  settlement of debt obligation         -           -           -         518

                                  -------     -------     -------     -------
Net income (loss)                 $  (116)    $  (263)   $   (219)   $     40
                                  =======     =======    ========    ========

Net income (loss) per Limited
   Partnership Unit:
  Loss before extraordinary gain  $ (3.02)   $  (6.85)   $  (5.71)   $ (12.46)
  Extraordinary gain                    -           -           -       13.51
                                  -------     -------     -------     -------
  Net income (loss)               $ (3.02)   $  (6.85)   $  (5.71)   $   1.05
                                  =======     =======    ========    ========




   The above per Limited Partnership Unit information is based upon the 37,969 Limited Partnership Units outstanding during each period.







                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
          For the six months ended March 31, 1996 and 1995 (Unaudited)
                                 (In thousands)




                                                    General      Limited
                                                    Partners     Partners

Balance at September 30, 1994                      $    (756)     $   (617)
Net income                                                 -            40
                                                   ---------      --------
Balance at March 31, 1995                          $    (756)     $   (577)
                                                   =========      ========

Balance at September 30, 1995                      $    (752)     $   (221)
Net loss                                                  (2)         (217)
                                                   ---------      --------
Balance at March 31, 1996                          $    (754)     $   (438)
                                                   =========      ========
































                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the six months ended March 31, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                           1996          1995
Cash flows from operating activities:
  Net income (loss)                                       $  (219)     $   40
  Adjustments to reconcile net income (loss) to
   net cash used for operating activities:
    Depreciation and amortization                              77          77
    Amortization of deferred financing costs                    5           -
    Partnership's share of unconsolidated
       ventures' losses                                       125         375
    Extraordinary gain from settlement of debt obligation       -        (518)
    Changes in assets and liabilities:
      Escrow deposits                                          35         (68)
      Accounts receivable                                     (18)         (2)
      Accounts receivable - affiliates                         (1)         (1)
      Other assets                                              3           3
      Deferred expenses                                         -         (81)
      Accrued interest payable                                  -         (21)
      Accounts payable and accrued expenses                   (10)         41
      Accrued real estate taxes                               (40)        (37)
                                                           ------      ------
        Total adjustments                                     176        (232)
                                                           ------      ------
        Net cash used for operating activities                (43)       (192)

Cash flows from investing activities:
   Distributions from unconsolidated joint ventures         1,226         864

Cash flows from financing activities:
   Proceeds from issuance of mortgage loan                      -       1,750
   Principal payments on long-term debt                       (25)     (2,057)
                                                           ------      ------
        Net cash used for financing activities                (25)       (307)
                                                           ------      ------
Net increase in cash and cash equivalents                   1,158         365

Cash and cash equivalents, beginning of period              3,252       2,571
                                                           ------      ------
Cash and cash equivalents, end of period                  $ 4,410     $ 2,936
                                                          =======     =======

Cash paid during the period for interest                  $    95     $   134
                                                          =======     =======








                             See accompanying notes.

                         PAINE WEBBER INCOME PROPERTIES
                            SEVEN LIMITED PARTNERSHIP
                  Notes to Consolidated Financial Statements
                                   (Unaudited)


1. General

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1995.

      In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Investments in Unconsolidated Joint Venture Partnerships

      The Partnership has investments in four unconsolidated joint ventures which own six operating properties, as more fully described in the Partnership's Annual Report. The unconsolidated joint venture investments are accounted for using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions.

      Summarized operations of the four unconsolidated joint ventures for the three and six months ended March 31, 1996 and 1995 are as follows:

                   Condensed Combined Summary of Operations For the three and six months ended March 31, 1996 and 1995
                                 (in thousands)

                                     Three Months Ended      Six Months Ended
                                         March 31,                 March 31,
                                      1996      1995        1996        1995

   Rental revenues and
     expense recoveries            $ 2,581    $ 2,573     $ 5,203     $ 5,168
   Interest and other income            84         60         187         157
                                   -------    -------     -------     -------
                                     2,665      2,633       5,390       5,325

   Property operating expenses         887        905       1,772       1,808
   Interest expense                    967      1,137       1,936       2,247
   Real estate taxes                   462        437         946         847
   Depreciation and amortization       397        393         815         777
                                   -------    -------     -------     -------
                                     2,713      2,872       5,469       5,679
                                   -------    -------     -------     -------
   Net loss                        $   (48)   $  (239)    $   (79)    $  (354)
                                   =======    =======     =======     =======

   Net loss:
     Partnership's share of
          combined income (loss)   $   (70)   $  (244)    $  (122)    $  (372)
     Co-venturers' share of
          combined income               22          5          43          18
                                   -------    -------     -------     -------
                                   $   (48)   $  (239)    $   (79)    $  (354)

               Reconciliation of Partnership's Share of Operations For the three and six months ended March 31, 1996 and 1995

                                     Three Months Ended      Six Months Ended
                                          March 31,               March 31,
                                      1996      1995        1996        1995

   Partnership's share of combined
     operations, as shown above     $  (70)   $ (244)     $ (122)     $ (372)
   Amortization of excess basis         (1)       (1)         (3)         (3)
                                    ------    ------      ------      ------
   Partnership's share of
     unconsolidated ventures'
     losses                         $  (71)   $ (245)     $ (125)     $ (375)
                                    ======    ======      ======      ======

3. Operating Investment Property

      The Partnership has a controlling interest in one joint venture, West Palm Beach Concourse Associates, which owns the Concourse Retail Plaza. The Retail Plaza consists of 30,473 net rentable square feet located in West Palm Beach Florida. Subsequent to a settlement and assignment agreement executed in fiscal 1990, the Partnership's co-venture partner is Seventh Income Properties Fund, Inc., the Managing General Partner of the Partnership. The amended and restated terms of the joint venture agreement are more fully described in the Partnership's Annual Report. The Partnership employs the services of a local unaffiliated property management company to administer the day-to-day operations of the investment property under the direction of the Managing General Partner.

      The following is a summary of property operating expenses for the three and six-month periods ended March 31, 1996 and 1995 (in thousands):

                                     Three Months Ended      Six Months Ended
                                        March 31,                 March 31,
                                      1996      1995        1996        1995

      Repairs and maintenance      $    2      $    8       $   6      $   13
      Utilities                         1           1           2           2
      Insurance                         2           1           3           3
      Administrative and other         17          25          36          44
      Bad debt                         24           -          24           -
      Management fees                   3           3           7           6
                                   ------      ------       -----      ------
                                   $   49      $   38       $  78      $   68
                                   ======      ======       =====      ======

4.    Mortgage Note Payable

      Mortgage note payable on the consolidated balance sheets relates to the Partnership's consolidated joint venture, West Palm Beach Concourse Associates, and is secured by the venture's operating investment property. At March 31, 1996 and September 30, 1995, mortgage note payable consists of the following (in thousands):

                                                      March 31   September 30
      11.12%  first  mortgage,  payable in
      installments   of  $20  per   month,
      including interest,  through January
      1, 2005. All  outstanding  principal
      and  accrued   interest  is  due  on
      January 10, 2005.                              $  1,698      $  1,723
                                                     ========      ========


      During fiscal 1994, the venture reached an agreement with the second mortgage lender to fully extinguish the $750,000 second mortgage lien on the property in return for a cash payment of $300,000. The Partnership advanced the funds required to complete this transaction in November 1994. The transaction resulted in an extraordinary gain recognized during the quarter ended December 31, 1994 of approximately $518,000.

      In accordance with the Concourse mortgage loan agreements, certain insurance premiums and real estate taxes are required to be held in escrow. The balance of escrow deposits on the accompanying balance sheets at March 31, 1996 and September 30, 1995 consists of such escrowed insurance premiums and real estate taxes in the aggregate amounts of $40,000 and $75,000, respectively.

5. Related Party Transactions

      Accounts receivable - affiliates at March 31, 1996 and September 30, 1995 consist of investor service fees due from the Daniel Meadows Partnership of $3,000 and $2,000, respectively.

      Included in general and administrative expenses for each of the six months ended March 31, 1996 and 1995 is $43,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six months ended March 31, 1996 and 1995 is $6,000 and $4,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

6  Contingencies

      The Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to estimate the impact, if any, of these matters on the Partnership's financial statements, taken as a whole.

           PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

      The  Partnership's  remaining  investments  consist  of five  multi-family apartment complexes and two retail properties. The Managing General Partner's strategy is to preserve the Partnership's remaining equity interests and to seek strategic opportunities to enhance property values through either capital improvements or debt modifications while the respective local economies and rental markets improve in order to return as much of the Limited Partners' invested capital as possible. Occupancy levels at the Concourse Retail Plaza and the Colony Square Shopping Center were 100% and 91%, respectively, as of March 31, 1996. At the present time, real estate values for retail shopping centers in certain markets have begun to be affected by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. It remains unclear at this time what impact, if any, this general trend will have on the operations and market value of the Partnership's retail properties in the near term. While the Concourse Retail Plaza is currently 100% leased, management is closely monitoring the operating performance of the property's four restaurant tenants which comprise 80% of the property's leasable space. Two of these tenants have reported declining sales and have fallen behind on their rental payments. Management has negotiated agreements with both tenants to cure the rental delinquencies. In one of the cases, the Concourse joint venture agreed to the forgiveness of a portion of the delinquency and a reduction in the future monthly rent payment in return for an increase in the term of the lease obligation. At Colony Square, management is analyzing various potential capital improvement programs to determine whether such enhancements might improve the leasing activity and stability of the tenant roster at the property. Funds for any such improvements to this 40,000 square foot property would be provided by the Partnership from the cash flow of its other joint venture investment properties.

      As discussed in the Annual Report, under the terms of the HMF Associates loan modification executed in fiscal 1992, all accrued and unpaid interest outstanding as of March 31, 1992 was converted to principal. Subject to lender approval, the Partnership was entitled to obtain additional advances up to $9,100,000 to fund certain operating expenses of the joint venture and to the cure construction defects in the operating investment properties. The loans and any additional advances bear interest at a rate of 9% per annum. As of March 31, 1996, additional lender advances totalling approximately $4.8 million have been made, and the total debt obligation of the joint venture totalled approximately $23 million. Monthly payments are made in an amount equal to the "net operating income", as defined, for the prior month. Unpaid interest is added to the principal balance of the indebtedness on a monthly basis. The maturity date of the loans is July 1, 1997 at which time all unpaid principal, interest and advances are due. Despite the successful remediation of the construction defects and the subsequent lease-up of the properties, the venture's net operating income level is not sufficient to fully cover the interest accruing on the outstanding debt obligation. As a result, the total obligation due to the mortgage lender will continue to increase through the scheduled maturity date. Furthermore, the current aggregate estimated value of the investment properties is substantially less than the current debt obligation. During fiscal 1995, management had preliminary discussions with the mortgage holder regarding a possible loan modification aimed at preventing the further accumulation of the deferred interest and reducing the overall debt obligation. Such a plan would have involved a prepayment of the existing mortgage indebtedness at a discount and would have required an equity infusion by the venture of between approximately $1 million and $1.5 million. Management of the Partnership evaluated whether an additional investment of this magnitude in the venture would be economically prudent in light of the future appreciation potential of the properties and concluded that it would be unwise to commit the additional equity investment required to effect the proposed debt restructuring. Management continues to examine alternative value creation scenarios, however, there are no assurances that the Partnership will realize any future proceeds from the ultimate disposition of its interests in these three properties.

      As of March 31, 1996, repair work on the construction defects at The Meadows on the Lake Apartments, in Birmingham, Alabama, has been substantially completed, using the proceeds from the insurance settlement which are held by the venture's new mortgage lender. As discussed in the Annual Report, the loan is recourse to the joint venture and to the partners of the joint venture until the repairs have been fully completed, at which time the entire obligation will become non-recourse. The venture recognized a loss of $300,000 in fiscal 1995 equal to the amount by which the total repair costs, including estimated costs to complete, exceed the total settlement proceeds. All of the repair work is expected to be completed by the end of the third quarter of fiscal 1996. There has been minimal disruption to the property's tenants during this repair process and the situation, once fully corrected, is not expected to have an adverse effect on the future market value of the investment property.

      As previously reported, on August 1, 1995 the $16.75 million non-recourse wraparound mortgage note secured by the Colony Apartments property was refinanced with a new $17.4 million non-recourse mortgage note at a fixed interest rate of 7.6% per annum. The new note requires monthly principal and interest payments of approximately $130,000 until maturity on August 1, 2002. As a condition of the new loan, the Colony Apartments joint venture was required to establish an escrow account in the amount of $685,000 for the completion of agreed upon repairs, $156,600 for capital replacement reserves and $600,000 for real estate taxes. Despite the significant decrease in the interest rate on the mortgage loan, the venture's monthly debt service will only decrease by approximately $28,000 due to the higher principal balance and the monthly principal amortization required under the new loan agreement. In the near term, most, if not all, of this debt service savings will be reinvested in the Colony Apartments property, in addition to the reserves set aside from the refinancing transaction, to complete planned capital improvements aimed at preserving the property's competitive position and enhancing the long-term value of this 20-year old investment property.

    The Colony Apartments joint venture continues to generate significant excess cash flow which, over the past several years, has represented the Partnership's only consistent source of additional liquidity. The Partnership received cash flow distributions of $967,000 from the Colony Apartments joint venture during the six-month period ended March 31, 1996. In the first six months of fiscal 1996, the Partnership also received distributions of $258,000 from the Meadows joint venture. With the repair work at The Meadows on the Lake Apartments substantially completed, the venture has begun to generate regular distributions of excess cash flow to the Partnership. Future distributions from the Colony Apartments and Meadows joint ventures are expected to be more than sufficient to fund the Partnership's operating costs and provide adequate liquidity to fund the capital needs which may exist at the other joint venture investment properties.

    At March 31, 1996 the Partnership and its consolidated venture had cash and cash equivalents of approximately $4,410,000. Such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses and the funding of operating deficits, refinancing expenses or capital improvements of the joint ventures, in accordance with the terms of the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be from available net cash flow generated by the operations of the Partnership's investment properties and from net proceeds from the sale or refinancing of such properties.

Results of Operations
Three Months Ended March 31, 1996

    The Partnership reported a net loss of $116,000 for the three months ended March 31, 1996, as compared to a net loss of $263,000 for the same period in the prior year. This $147,000 decrease in the Partnership's net loss for the second quarter was caused by a decrease in the Partnership's share of unconsolidated ventures' losses, which was partially offset by an increase in the Partnership's operating loss. The Partnership's share of unconsolidated ventures' losses decreased by $174,000 in the second quarter of fiscal 1996, when compared to the same period in the prior year, primarily due to a decrease in combined interest expense. Interest expense at the Colony Apartments joint venture decreased by $143,000 in the current period due to the lower interest rate obtained by the joint venture upon refinancing its mortgage note in July of 1995, as discussed further above.

    The Partnership's operating loss increased by $27,000 for the three months ended March 31, 1996, when compared to the same period in the prior year, primarily due to increases in property operating expenses and general and administrative expenses. Property operating expenses for the consolidated Concourse Retail Plaza increased mainly due to the recording of a reserve for un collectable rent receivable of $24,000 during the current quarter. General and administrative expenses increased due to a difference in the timing of the provision of certain recurring professional services.

Six Months Ended March 31, 1996

    The Partnership reported a net loss of $219,000 for the six months ended March 31, 1996, as compared to net inocme of $40,000 for the same period in the prior year. This $259,000 unfavorable change in the Partnership's net operating results was caused by a $518,000 extraordinary gain realized in the first quarter of fiscal 1995 from the discounted payoff of the Concourse second mortgage loan, as more fully discussed in the Partnership's Annual Report. Decreases in the Partnership's operating loss and the Partnership's share of unconsolidated ventures' losses partially offset the impact of the prior period gain on the Partnership's net operating results.

    The Partnership's operating loss decreased by $9,000, when compared to the same period in the prior year, primarily due to increases in rental revenues and interest and other income. Rental revenues increased by $11,000 due to the improved occupancy level of the consolidated Concourse property, while interest income improved by $37,000 due to an increase in the Partnership's average outstanding cash balances. An increase in general and administrative expenses offset a portion of the increase in revenues. General and administrative expenses increased by $31,000 for the current six-month period primarily due to a difference in the timing of the provision of certain recurring professional services.

    The Partnership's share of unconsolidated ventures' losses decreased by $250,000 for the six months ended March 31, 1996, when compared to the same period in the prior year, primarily due to a decrease in combined interest expense, which was partially offset by an increase in combined real estate taxes. Interest expense decreased by $311,000 in the current period primarily due to the lower interest rate obtained by the Colony Apartments joint venture upon refinancing its mortgage note in July of 1995, as discussed further above. Real estate taxes increased by $99,000 mainly due to the higher assessed values on the properties owned by HMF Associates as well as increases in the tax rates for both Colony Apartments and Colony Square.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     As previously disclosed, Seventh Income Properties Fund, Inc. and PA1985, the General Partners of the Partnership, were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in PaineWebber Income Properties Seven Limited Partnership. Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the General Partners cannot estimate the impact, if any, of this matter on the Partnership's financial statements, taken as a whole.

Item 2. through 5.
NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:  NONE

(b)  Reports on Form 8-K:

     No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.

           PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PAINE WEBBER INCOME PROPERTIES SEVEN
                                    LIMITED PARTNERSHIP


                              By:  SEVENTH INCOME PROPERTIES FUND, INC.
                                   Managing General Partner




                              By:       /s/ Walter V. Arnold
                                Walter V. Arnold
                                 Senior Vice President and
                                 Chief Financial Officer


Dated:  May 12, 1996