Form 10-Q
period 1996-06-30
PAINEWEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1996-08-14
CIK 762130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .


                        Commission File Number : 0-15037


          PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)


             Delaware                                         04-2870345
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



265 Franklin Street, Boston, Massachusetts                        02110
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

           PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                June 30, 1996 and September 30, 1995 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                     June 30    September 30
                                                     -------    ------------

Operating investment property:
   Land                                            $     698     $      698
   Buildings and improvements                          4,269          4,269
   Equipment and fixtures                                107            107
                                                   ---------     ----------
                                                       5,074          5,074
   Less accumulated depreciation                      (1,620)        (1,512)
                                                   ---------     ----------
                                                       3,454          3,562

Cash and cash equivalents                              4,696          3,252
Escrow deposits                                           61             75
Accounts receivable                                      126             84
Accounts receivable - affiliates                           2              2
Other assets                                              30             32
Deferred expenses, net                                   126            141
                                                   ---------     ----------
                                                   $   8,495     $    7,148
                                                   =========     ==========

                        LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses             $       31     $       37
Accrued interest payable                                  16             16
Accrued real estate taxes                                 39             60
Other liabilities                                         10             10
Equity in losses from  unconsolidated joint
   ventures in excess
   of investments and advances                         7,887          6,275
Mortgage note payable                                  1,685          1,723

Partners' deficit                                     (1,173)          (973)
                                                   ---------     ----------
                                                    $  8,495       $  7,148
                                                    ========       ========


                             See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three and nine months ended June 30, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)


                                    Three Months Ended      Nine Months Ended
                                         June 30,               June 30,
                                    1996        1995       1996         1995
                                    ----        ----       ----         ----

Revenues:
   Rental income and
     expense recoveries           $   131     $   115      $  393      $  365
   Interest and other income           65          43         179         121
                                  -------     -------      ------      ------
                                      196         158         572         486
Expenses:
   Mortgage interest                   50          49         150         162
   Property operating expenses         18          17          96          85
   Depreciation and amortization       38          38         115         115
   Real estate taxes                   20          20          57          62
   General and administrative          64         168         242         298
                                  -------     -------      ------      ------
                                      190         292         660         722
                                  -------     -------      ------      ------

Operating income (loss)                 6        (134)        (88)       (236)

Partnership's share of
  unconsolidated ventures'
  income (losses)                      13        (156)       (112)       (531)
                                  -------     -------      ------      ------
Income (loss) before
  extraordinary gain                   19        (290)       (200)       (767)

Extraordinary gain from
  settlement of debt obligation          -          -           -         518
                                  -------     -------      ------      ------

Net income (loss)                $     19     $  (290)     $ (200)    $  (249)
                                 ========     =======      ======     =======

Net income (loss) per Limited
Partnership Unit:
  Income (loss) before
   extraordinary gain              $0.52      $(7.54)     $(5.19)     $(20.01)
  Extraordinary gain                   -           -           -        13.51
                                   -----      ------      ------      -------
  Net income (loss)                $0.52      $(7.54)     $(5.19)     $ (6.50)
                                   =====      ======      ======      =======



   The above per Limited Partnership Unit information is based upon the 37,969 Limited Partnership Units outstanding during each period.





                             See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT For the nine months ended June 30, 1996 and 1995 (Unaudited)
                                 (In thousands)




                                                   General       Limited
                                                   Partners      Partners
                                                   --------      --------

Balance at September 30, 1994                      $    (756)     $   (617)
Net loss                                                  (2)         (247)
                                                   ---------      --------
Balance at June 30, 1995                           $    (758)     $   (864)
                                                   =========      ========

Balance at September 30, 1995                      $    (752)     $   (221)
Net loss                                                  (2)         (198)
                                                   ---------      --------
Balance at June 30, 1996                           $    (754)     $   (419)
                                                   =========      ========




                             See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS
     For the nine months ended June 30, 1996 and 1995 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                             1996        1995
                                                             ----        ----
Cash flows from operating activities:
  Net loss                                                $  (200)    $  (249)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                             115         115
    Amortization of deferred financing costs                    8           1
    Partnership's share of unconsolidated
       ventures' losses                                       112         531
    Extraordinary gain from settlement of debt obligation       -        (518)
    Changes in assets and liabilities:
      Escrow deposits                                          14          17
      Accounts receivable                                     (42)         (6)
      Accounts receivable - affiliates                          -          (2)
      Other assets                                              2          (1)
      Deferred expenses                                         -         (71)
      Accrued interest payable                                  -          (4)
      Accounts payable and accrued expenses                    (6)          6
      Accrued real estate taxes                               (21)        (17)
                                                           ------      -------
        Total adjustments                                     182          51
                                                           ------      -------
        Net cash used in operating activities                 (18)       (198)
                                                           ------      -------

Cash flows from investing activities:
   Distributions from unconsolidated joint ventures         1,500         864
   Advances to unconsolidated joint ventures                    -          (2)
   Additions to operating investment property                   -         (73)
                                                          -------      -------
        Net cash provided by investing activities           1,500         789
                                                          -------      -------

Cash flows from financing activities:
   Proceeds from issuance of mortgage loan                      -       1,750
   Principal payments on long-term debt                       (38)     (2,065)
                                                          -------      ------
        Net cash used in financing activities                 (38)       (315)
                                                          -------      -------

Net increase in cash and cash equivalents                   1,444         276

Cash and cash equivalents, beginning of period              3,252       2,571
                                                          -------    --------

Cash and cash equivalents, end of period                 $  4,696    $  2,847
                                                         ========    ========

Cash paid during the period for interest                 $    142    $    165
                                                         ========    ========






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

   Summarized operations of the four unconsolidated joint ventures for the three and nine months ended June 30, 1996 and 1995 are as follows:

                   Condensed  Combined  Summary of Operations
     For the three and nine months ended June 30, 1996 and 1995
                                 (in thousands)

                                     Three Months Ended      Nine Months Ended
                                          June 30,                June 30,
                                     ------------------      -----------------
                                      1996      1995          1996      1995
                                      ----      ----          ----      ----

   Rental revenues and expense
      recoveries                    $2,589     $2,567       $7,792     $7,735
   Interest and other income           124         98          311        255
                                     2,713      2,665        8,103      7,990

   Property operating expenses         948        877        2,720      2,686
   Interest expense                    957      1,103        2,893      3,350
   Real estate taxes                   462        437        1,408      1,284
   Depreciation and amortization       396        393        1,211      1,169
                                   -------    -------      -------    -------
                                     2,763      2,810        8,232      8,489
                                   -------    -------      -------    -------
   Net loss                        $   (50)   $  (145)     $  (129)   $  (499)
                                   =======    =======      =======    =======

   Net loss:
     Partnership's share of
        combined income (loss)    $     15   $   (154)    $   (107)   $  (526)
     Co-venturers' share of
        combined income (loss)         (65)         9          (22)        27
                                 ---------   --------     --------    -------
                                  $    (50)  $   (145)    $   (129)   $  (499)
                                  ========   ========     ========    =======

             Reconciliation  of Partnership's  Share of Operations
     For the three and nine months ended June 30, 1996 and 1995 (in thousands)

                                    Three Months Ended      Nine Months Ended
                                          June 30,                June 30,
                                     ------------------      -----------------
                                      1996      1995          1996      1995
                                      ----      ----          ----      ----

   Partnership's share of combined
     operations, as shown above     $   15    $  (154)      $ (107)   $  (526)
   Amortization of excess basis         (2)        (2)          (5)        (5)
                                    ------    -------       ------    -------
   Partnership's share of
     unconsolidated ventures'
     income (losses)                $    13    $  (156)     $ (112)   $  (531)
                                    =======    =======      ======    =======

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

   The following is a summary of property operating expenses for the three- and nine-month periods ended June 30, 1996 and 1995 (in thousands):

                                     Three Months Ended      Nine Months Ended
                                          June 30,                June 30,
                                     ------------------      -----------------
                                      1996      1995          1996      1995
                                      ----      ----          ----      ----

      Repairs and maintenance       $    7    $     8       $   13     $   22
      Utilities                          2          1            4          3
      Insurance                          1          1            4          4
      Administrative and other           4          4           40         47
      Bad debt                           -          -           24          -
      Management fees                    4          3           11          9
                                    ------    -------       ------    -------
                                    $   18    $    17       $   96    $    85
                                    ======    =======       ======    =======

4.    Mortgage Note Payable

   Mortgage  note  payable on the  consolidated  balance  sheets  relates to the
   Partnership's consolidated joint venture, West Palm Beach Concourse Associates, and is secured by the venture's operating investment property. At June 30, 1996 and September 30, 1995, mortgage note payable consists of the following (in thousands):

                                                      June 30    September 30
                                                      -------    ------------
      11.12%  first  mortgage,  payable in
      installments   of  $20  per   month,
      including interest,  through January
      1, 2005. All  outstanding  principal
      and  accrued   interest  is  due  on
      January 10, 2005.                              $   1,685     $    1,723
                                                     =========     ==========


   During fiscal 1994, the venture reached an agreement with the second mortgage lender to fully extinguish the $750,000 second mortgage lien on the Concourse Retail Plaza in return for a cash payment of $300,000. The Partnership advanced the funds required to complete this transaction in November 1994. The transaction resulted in an extraordinary gain recognized during the quarter ended December 31, 1994 of approximately $518,000.

   In accordance with the Concourse mortgage loan agreements, certain insurance premiums and real estate taxes are required to be held in escrow. The balance of escrow deposits on the accompanying balance sheets at June 30, 1996 and September 30, 1995 consists of such escrowed insurance premiums and real estate taxes in the aggregate amounts of $61,000 and $75,000, respectively.

5. Related Party Transactions

   Accounts receivable - affiliates at June 30, 1996 and September 30, 1995 consist of investor service fees due from the Daniel Meadows Partnership of $2,000 at both dates.

   Included in general and administrative expenses for each of the nine months ended June 30, 1996 and 1995 is $65,000 and $66,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the nine months ended June 30, 1996 and 1995 is $13,000 and $4,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

6. Contingencies

   The Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable determine what impact, if any, the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

           PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     The Partnership's remaining investments consist of five multi-family apartment complexes and two retail properties. The Managing General Partner's strategy is to preserve the Partnership's remaining equity interests and to seek strategic opportunities to enhance property values through either capital improvements or debt modifications while the respective local economies and rental markets improve in order to return as much of the Limited Partners' invested capital as possible. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. It remains unclear at this time what impact, if any, this general trend will have on the operations and market values of the Partnership's retail properties in the near term. During the current quarter, occupancy at the Concourse Retail Plaza fell to 90%, down from 100% at March 31, 1996, when a 4,000 square foot restaurant tenant vacated its space in early May due to poor sales. Although this tenant vacated it's space, it remains obligated to pay rent and its share of operating expenses for the remainder of its lease term which expires in 2019. This tenant is a national operation and is expected to continue to pay its rental obligation while it searches for a suitable sublease tenant. Management continues to closely monitor the operating performance of the property's three other restaurant tenants. As previously reported, two of these tenants have reported declining sales and had fallen behind on their rental payments. Subsequently, management negotiated agreements with both tenants to cure the rental delinquencies. To date, one of these tenants has fulfilled its obligations under such agreement while the other tenant has experienced further financial difficulties and is seeking an influx of capital in order to continue operations. At Colony Square, occupancy improved from 91% as of March 31, 1996 to 95% as of June 30, 1996. However, two tenants occupying a total of 5,300 square feet, or 13% of the net leasable area, have fallen behind on their rental payments. Management continues to analyze various potential capital improvement programs to determine whether such enhancements might improve the leasing activity and stability of the tenant roster at the property. Funds for any such improvements to this 40,000 square foot property would be provided by the Partnership from the cash flow of its other joint venture investment properties.

      As discussed in the Annual Report, under the terms of the HMF Associates loan modification executed in fiscal 1992, all accrued and unpaid interest outstanding as of June 30, 1992 was converted to principal. Subject to lender approval, the Partnership was entitled to obtain additional advances up to $9,100,000 to fund certain operating expenses of the joint venture and to cure the construction defects in the operating investment properties. The loans and any additional advances bear interest at a rate of 9% per annum. As of June 30, 1996, additional lender advances totalling approximately $4.8 million have been made, and the total debt obligation of the joint venture totalled approximately $23 million. Monthly payments are made in an amount equal to the "net operating income", as defined, for the prior month. Unpaid interest is added to the principal balance of the indebtedness on a monthly basis. The maturity date of the loans is July 1, 1997 at which time all unpaid principal, interest and advances are due. Despite the successful remediation of the construction defects and the subsequent lease-up of the properties, the venture's net operating income level is not sufficient to fully cover the interest accruing on the outstanding debt obligation. As a result, the total obligation due to the mortgage lender will continue to increase through the scheduled maturity date. Furthermore, the current aggregate estimated value of the investment properties is substantially less than the current debt obligation. During fiscal 1995, management had preliminary discussions with the mortgage holder regarding a possible loan modification aimed at preventing the further accumulation of the deferred interest and reducing the overall debt obligation. Such a plan would have involved a prepayment of the existing mortgage indebtedness at a discount and would have required an equity infusion by the venture of between approximately $1 million and $1.5 million. Management of the Partnership evaluated whether an additional investment of this magnitude in the venture would be economically prudent in light of the future appreciation potential of the properties and concluded that it would be unwise to commit the additional equity investment required to effect the proposed debt restructuring. Management continues to examine alternative value creation scenarios, however, there are no assurances that the Partnership will realize any future proceeds from the ultimate disposition of its interests in these three properties.

      During the current quarter, The Meadows on the Lake joint venture completed the final phase of the repair work on the construction defects at the property using the proceeds from the insurance settlement originally escrowed with the lender plus excess cash flow from property operations. As discussed in the Annual Report, the venture recognized a loss of $300,000 in fiscal 1995 equal to the amount by which the total repair costs exceeded the total settlement proceeds. With the completion of the repair work, the entire first mortgage loan obligation will become non-recourse to the joint venture and to the partners of the joint venture.

      As previously reported, on August 1, 1995 the $16.75 million non-recourse wraparound mortgage note secured by the Colony Apartments property was refinanced with a new $17.4 million non-recourse mortgage note at a fixed interest rate of 7.6% per annum. The new note requires monthly principal and interest payments of approximately $130,000 until maturity on August 1, 2002. As a condition of the new loan, the Colony Apartments joint venture was required to establish an escrow account in the amount of $685,000 for the completion of agreed upon repairs, $156,600 for capital replacement reserves and $600,000 for real estate taxes. As a result of the refinancing, the venture's monthly debt service decreased by approximately $28,000. In the near term, a portion of this debt service savings will be reinvested in the Colony Apartments property, in addition to the reserves set aside from the refinancing transaction, to complete planned capital improvements aimed at preserving the property's competitive position and enhancing the long-term value of this 20-year old investment property.

    The Colony Apartments joint venture continues to generate significant excess cash flow which, over the past several years, has represented the Partnership's only consistent source of liquidity. The Partnership received cash flow distributions of $1,242,000 from the Colony Apartments joint venture during the nine-month period ended June 30, 1996. In the first nine months of fiscal 1996, the Partnership also received distributions of $258,000 from the Meadows joint venture. With the repair work at The Meadows on the Lake Apartments completed, the venture has begun to generate regular distributions of excess cash flow to the Partnership. Future distributions from the Colony Apartments and Meadows joint ventures are expected to be more than sufficient to fund the Partnership's operating costs and provide adequate liquidity to fund the capital needs which may exist at the other joint venture investment properties.

    At June 30, 1996 the Partnership and its consolidated venture had cash and cash equivalents of approximately $4,696,000. Such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses and the funding of operating deficits, refinancing expenses or capital improvements of the joint ventures, in accordance with the terms of the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be from available net cash flow generated by the operations of the Partnership's investment properties and from net proceeds from the sale or refinancing of such properties.

Results of Operations
Three Months Ended June 30, 1996

    The Partnership reported net income of $19,000 for the three months ended June 30, 1996, as compared to a net loss of $290,000 for the same period in the prior year. This favorable change in the Partnership's net operating results for the third quarter was caused by an increase in consolidated revenues, a decrease in Partnership general and administrative expenses and a favorable change in the Partnership's share of unconsolidated ventures' operations. Rental income and expense recoveries from the consolidated Concourse Retail Plaza increased slightly when compared to the same period in the prior year. Interest income increased by $22,000 as a result of an increase in the average outstanding balance of the Partnership's cash reserves. General and administrative expenses decreased by $104,000 for the current three-month period mainly due to certain incremental expenses incurred in the prior year related to the annual independent valuation of the Partnership's operating properties. The Partnership's share of unconsolidated ventures' operations improved by $169,000 in the third quarter of fiscal 1996, when compared to the same period in the prior year, primarily due to a decrease in combined interest expense. Interest expense at the Colony Apartments joint venture decreased by $143,000 in the current period due to the lower interest rate obtained by the joint venture upon refinancing its mortgage note in August of 1995, as discussed further above.

Nine Months Ended June 30, 1996

    The Partnership reported a net loss of $200,000 for the nine months ended June 30, 1996, as compared to a net loss of $249,000 for the same period in the prior year. This $49,000 decrease in the Partnership's net operating loss was caused by a decrease in the Partnership's share of unconsolidated ventures' losses of $419,000 and a decrease in operating loss of $148,000 for the current nine-month period. An extraordinary gain of $518,000 realized in the first quarter of fiscal 1995 from the discounted payoff of the Concourse second mortgage loan, as more fully discussed in the Partnership's Annual Report, partially offset the impact of these favorable changes in the Partnership's net operating results.

    The Partnership's share of unconsolidated ventures' losses decreased by $419,000 for the nine months ended June 30, 1996, when compared to the same period in the prior year, primarily due to a decrease in combined interest expense, which was partially offset by an increase in combined real estate taxes. Interest expense decreased by $456,000 in the current period primarily due to the lower interest rate obtained by the Colony Apartments joint venture upon refinancing its mortgage note in August of 1995, as discussed further above. Real estate taxes increased by $123,000 mainly due to higher assessed values on the properties owned by HMF Associates as well as increases in the tax rates for both Colony Apartments and the Colony Square Shopping Center.

     The Partnership's operating loss decreased by $148,000 for the nine months ended June 30, 1996, when compared to the same period in the prior year, primarily due to an increase in interest income, along with a decrease in general and administrative expenses. Interest income improved by $58,000 due to an increase in the Partnership's average outstanding cash reserve balances. General and administrative expenses decreased by $56,000 for the current nine-month period primarily due to certain incremental expenses incurred in the prior year related to the annual independent valuation of the Partnership's operating properties.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

      As discussed in the prior quarterly and annual reports, in November 1994 a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Seventh Income Properties Fund, Inc. and Properties Associates 1985, L.P. ("PA1985"), which are General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement has been scheduled for October 25, 1996.

     In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint is substantially similar to the complaint in the Abbate action described in prior reports, and seeks compensatory damages of $3.4 million plus punitive damages.

     The status of the other litigation involving the Partnership and its General Partners remains unchanged from the description provided in the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 1996.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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


Dated:  August 13, 1996