Form 10-K405
period 1996-09-30
PAINEWEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1997-01-14
CIK 762130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

    X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR FISCAL YEAR ENDED: SEPTEMBER 30, 1996

                                      OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .

                       Commission File Number: 0-15037

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

        Delaware                                            04-2870345
(State of organization)                                 (I.R.S. Employer
                                                         Identification No.)

  265 Franklin Street, Boston, Massachusetts                          02110
 (Address of principal executive office)                           (Zip Code)

Registrant's telephone number, including area code              (617) 439-8118
                                                                --------------

         Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
Title of each class                                        which registered
     None                                                          None

         Securities registered pursuant to Section 12(g) of the Act:

                    UNITS OF LIMITED PARTNERSHIP INTEREST
                               (Title of class)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      X
                                ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X      No
                                     ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                     DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                   Form 10-K Reference
Prospectus of the registrant dated                          Part IV
May 14, 1985, as supplemented

           PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
                                1996 FORM 10-K

                               TABLE OF CONTENTS


Part   I                                                                  Page

Item  1   Business                                                        I-1

Item  2   Properties                                                      I-3

Item  3   Legal Proceedings                                               I-4

Item  4   Submission of Matters to a Vote of Security Holders             I-5

Part II

Item  5   Market for the Partnership's Limited Partnership Interests     II-1
             and Related Security Holder Matters

Item  6   Selected Financial Data                                        II-1

Item  7   Management's Discussion and Analysis of Financial              II-2
             Condition and Results of Operations

Item  8   Financial Statements and Supplementary Data                    II-7

Item  9   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                    II-7

Part III

Item  10  Directors and Executive Officers of the Partnership           III-1

Item  11  Executive Compensation                                        III-2

Item  12  Security Ownership of Certain Beneficial Owners
            and Management                                              III-3

Item  13  Certain Relationships and Related Transactions                III-3

Part IV

Item  14  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                   IV-1

Signatures                                                               IV-2

Index to Exhibits                                                        IV-3

Financial Statements and Supplementary Data                       F-1 to F-37

                                    PART I

Item 1.  Business

    Paine Webber Income Properties Seven Limited Partnership (the "Partnership") is a limited partnership formed in January 1985 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in a diversified portfolio of income-producing real properties including apartments, shopping centers and office buildings. The Partnership sold $37,969,000 in Limited Partnership units (the "Units"), representing 37,969 Units at $1,000 per Unit, from May 14, 1985 to May 13, 1986 pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration No. 2-95562). Limited Partners will not be required to make any additional capital contributions.

    The Partnership originally invested the net proceeds of the public offering, through five joint venture partnerships, in seven operating properties. As discussed further below, although the Partnership retains an interest in its five joint venture partnerships, a major portion of the investment in the Concourse joint venture was lost through foreclosure proceedings in fiscal 1993. As of September 30, 1996, the Partnership owned, through joint venture partnerships, interests in the operating properties set forth in the following table:

Name of Joint Venture                        Date of
Name and Type of Property                    Acquisition
Location                            Size     of Interest     Type of Ownership (1)
--------                            ----     -----------     ---------------------
West Palm Beach Concourse           30,473    7/31/85         Fee  ownership  of land
  Associates (2)                    gross                     and improvements
The Concourse                       leasable                  (through joint venture)
  Retail Plaza                      sq. ft.
West Palm Beach, Florida

Chicago Colony Apartments           783       12/27/85        Fee ownership  of land
  Associates                        units                     and improvements
The Colony Apartments                                         (through joint venture)
Mount Prospect, Illinois

Chicago Colony Square              39,572     12/27/85         Fee ownership  of land
  Associates                       gross                       and improvements
Colony Square Shopping Center      leasable                    (through joint venture)
Mount Prospect, Illinois           sq. ft.

Daniel Meadows Partnership         200        6/19/86          Fee  ownership  of land
The Meadows on the Lake            units                       and improvements
  Apartments                                                   (through joint venture)
Birmingham, Alabama

HMF Associates (a joint venture                                Fee ownership of land
which owns the following three                                 and improvements
properties):                                                   (through  joint venture)

  Enchanted Woods Apartments       217        5/29/87
  (formerly Forest Ridge           units
  Apartments)
  Seattle, Washington

  The Marina Club Apartments       77         6/29/87
  Seattle, Washington              Units

  The Hunt Club Apartments         130        6/29/87
  Seattle, Washington              units

(1) See Notes to the Consolidated Financial Statements filed with this Annual Report for a description of the long-term mortgage indebtedness secured by the Partnership's operating property investments and for a description of the agreements through which the Partnership has acquired these real estate investments.

(2) On October 29, 1992, West Palm Beach Concourse Associates entered into a settlement agreement with its mortgage lenders which resulted in the retention of the ownership of the retail component of the original investment property (30,473 square feet) and the foreclosure of the two office towers (70,000 square feet each) by the first mortgage lender. The foreclosure of the office towers was completed on December 17, 1992. West Palm Beach Concourse Associates had been in default of the first and second mortgage loans secured by the venture's mixed-use, office and retail operating properties since May 1991. The inability of the venture to service its debt obligations resulted from a significant deterioration in leasing levels and effective rental rates for the office towers caused by severely depressed local market conditions.

    The Partnership's original investment objectives were to:

    (i) provide the Limited Partners with cash distributions which, to some extent, will not constitute taxable income;
    (ii) preserve and protect Limited Partners' capital;
   (iii) achieve long-term appreciation in the value of its properties; and
    (iv) provide a build up of equity through the reduction of mortgage loans on its properties.

    Regular quarterly distributions of excess operating cash flow were suspended in 1990. Through September 30, 1996, the Limited Partners had received cumulative cash distributions from operations totalling approximately $7,706,000, or approximately $219 per original $1,000 investment for the Partnership's earliest investors. A substantial portion of the cash distributions to date have been sheltered from current taxable income. As a result of recent improvement in the operating performances of The Meadows on the Lake Apartments and the Colony Apartments, the Partnership expects to reinstate the payment of regular quarterly cash distributions effective for the quarter ended December 31, 1996 at an annualized rate of 2.5% on original invested capital. In addition, the Partnership retains an ownership interest in its five original joint venture investments, although, as noted above, a major portion of the investment in The Concourse was lost to foreclosure in December 1992. The foreclosure of the Concourse office towers, which represented approximately 28% of the Partnership's original investment portfolio, will result in the inability of the Partnership to return the full amount of the original capital contributed by the Limited Partners. The amount of capital which will be returned will depend upon the proceeds received from the final liquidation of the remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which, for the most part, cannot presently be determined. As discussed further in Item 7, the Partnership does not currently expect to receive any proceeds from the disposition of the three apartment complexes owned by HMF Associates because the mortgage debt obligations secured by the properties significantly exceed the estimated fair market values of the properties. These mortgage debt obligations are scheduled to mature in fiscal 1997, at which time all three operating properties could be lost to foreclosure. In addition, at the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. It remains unclear at this time what impact, if any, this general trend will have on the operations and/or market values of the Partnership's two retail property investments. The Managing General Partner's strategy is to preserve the Partnership's remaining equity interests and to seek strategic opportunities to enhance property values, within the constraints of the Partnership's limited capital resources, while the respective local economies and rental markets continue to improve in order to return as much of the invested capital as possible.

      All of the properties securing the Partnership's investments are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price, location and amenities. As in all markets, the apartment projects also compete with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition in all parts of the country over the past several years. However, the impact of the competition from the single-family home market has been offset by the lack of significant new construction activity in the multi-family apartment market over most of this period. In the past 12 months, development activity for multi-family properties in many markets has escalated significantly. The shopping center and retail plaza also compete for long-term commercial tenants with numerous projects of similar type generally on the basis of location, rental rates, tenant mix and tenant improvement allowances.

    The Partnership has no real estate investments outside the United States. The Partnership is engaged solely in the business of real estate investment, therefore, presentation of information about industry segments is not applicable.

    The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the "Adviser"), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly owned subsidiary of PaineWebber Group, Inc. ("PaineWebber").

    The general partners of the Partnership (the "General Partners") are Seventh Income Properties Fund, Inc. and Properties Associates 1985, L.P. Seventh Income Properties Fund, Inc., a wholly-owned subsidiary of PaineWebber, is the Managing General Partner of the Partnership. The Associate General Partner of the Partnership is Properties Associates 1985, L.P., a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser.

    The terms of transactions between the Partnership and affiliates of the Managing General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2. Properties

    As of September 30, 1996, the Partnership owned interests in seven operating properties through joint venture partnerships. The joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

    Occupancy figures of each fiscal quarter during 1996, along with an average for the year, are presented below for each property.

                                      Percent Occupied At
                              -----------------------------------------------
                                                                       Fiscal
                                                                       1996
                              12/31/95   3/31/96    6/30/96   9/30/96  Average
                              --------   -------    -------   -------  -------

The Concourse Retail Plaza      100%     100%        90%       90%       95%

The Colony Apartments            97%      98%        97%       98%       98%

Colony Square Shopping Center    91%      91%        95%       97%       94%

The Meadows on the Lake
  Apartments                     95%     95%        96%       98%       96%

Enchanted Woods Apartments       91%      87%        87%       84%       87%
 (formerly Forest Ridge
 Apartments)

The Marina Club Apartments       94%      95%        89%       86%       91%

The Hunt Club Apartments         92%      92%        88%       91%       91%

Item 3.  Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Seventh Income Properties Fund, Inc. and Properties Associates 1985, L.P. ("PA1985"), which are the General Partner of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in PaineWebber Income Properties Seven Limited Partnership, PaineWebber, Seventh Income Properties Fund, Inc. and PA1985 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in PaineWebber Income Properties Seven Limited Partnership, also allege that following the sale of the partnership interests, PaineWebber, Seventh Income Properties Fund, Inc. and PA1985 misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, Seventh Income Properties Fund, Inc. and PA1985 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

     In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber.

     Mediation with respect to the Bandrowski action described above was held in December 1996. As a result of such mediation, a tentative settlement between PaineWebber and the plaintiffs was reached which would provide for a complete resolution of the action. PaineWebber anticipates that releases and dismissals with regard to this action will be received by February 1997.

      Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

    At September 30, 1996 there were 2,345 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for the Units will develop. The Managing General Partner will not redeem or repurchase Units.

    There were no cash distributions made to the Limited Partners during fiscal 1996. Because of improvements in cash flow and the expectation that it will continue in the future, the Partnership expects to reinstate the payment of regular quarterly distributions at the annual rate of 2.5% on an original $1,000 investment. The first payment of $6.25 per original $1,000 Unit would be made on February 14, 1997, for the quarter ending December 31, 1996. In addition, the Partnership expects to make a special distribution of $40 per original $1,000 investment on February 14, 1997, to unit holders of record on December 31, 1996. This amount represents a distribution of Partnership reserves which exceed expected future requirements. Until this information concerning the expected reinstatement of regular quarterly distributions and the special distribution is fully disseminated, share trading in the informal secondary market has been temporarily suspended. Secondary share trading is scheduled to resume on January 16, 1997.

Item 6.  Selected Financial Data
                 Paine Webber Income Properties Seven Limited Partnership
          For the years ended  September  30, 1996,  1995,  1994, 1993 and 1992
                            (In thousands except per unit data)

                       1996        1995       1994       1993(1)      1992
                       ----        ----       ----       -------      ----

Revenues             $   773      $   835     $   561   $     905     $ 1,656

Operating loss       $  (128)     $  (101)    $  (401)  $    (530)    $(1,756)

Provision for
 investment loss           -           -           -            -     $(2,148)

Partnership's share
  of unconsolidated
  ventures' losses  $  (276)     $(1,100)     $(1,592)  $ (2,484)     $(1,713)

Loss on transfer
  of assets
  at foreclosure          -           -             -   $ (6,468)           -

Loss before
  extraordinary
  gains             $  (404)   $(1,200)      $(1,992)   $  (9,479)   $ (5,601)

Extraordinary gains from
  settlement of debt
  obligations             -    $  1,600           -     $   6,405           -

Net income (loss)   $   (404)  $    400     $(1,992)    $  (3,074)   $ (5,601)

Per Limited Partnership Unit:
  Loss before
  extraordinary
  gains             $  (10.53) $(31.29)    $(51.90)     $(247.02)    ($145.97)

  Extraordinary gains
  from settlement of
  debt obligations          -  $ 41.72           -      $  166.91          -

  Net income (loss) $ (10.53)  $ 10.43     $(51.90)     $ (80.11)    $(145.97)

Total assets        $ 8,852    $ 7,148     $ 6,347      $  5,191     $ 18,484

Mortgage notes
 payable            $1,671     $ 1,723     $2,499       $  2,523     $  2,557

(1) The significant decline in total assets as of September 30, 1993 and the decline in revenues in fiscal 1993 resulted from the foreclosure, in December 1992, of two office towers owned by a joint venture in which the Partnership owns a majority and controlling interest. As more fully explained in Note 4 to the accompanying consolidated financial statements, at September 30, 1992 certain assets and liabilities associated with these properties were segregated and separately classified on the Partnership's balance sheet as assets and liabilities of operating investment properties subject to foreclosure. In 1993, the assets and liabilities of the office towers were written off.

    The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this Annual Report.

    The above per Limited Partnership Unit information is based upon the 37,969 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    The Partnership offered units of limited partnership interests to the public from May 14, 1985 to May 13, 1986 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $37,969,000 were received by the Partnership, and after deducting selling expenses and offering costs, approximately $32,602,000 was invested in five joint venture partnerships which owned seven operating properties, comprised of five multi-family apartment complexes, one mixed-use office and retail property and one shopping center. Although the Partnership retains an interest in all five of its original joint ventures, the office portion of the investment in the mixed-use Concourse property was lost through foreclosure proceedings by the first mortgage lender on December 17, 1992. The Partnership retains an interest in the retail plaza portion of the Concourse property. In addition, as discussed further below, the Partnership does not currently expect to receive any proceeds from the disposition of the three Seattle, Washington area apartment properties owned by HMF Associates because the mortgage debt obligations secured by the properties significantly exceed the estimated fair market values of the properties as of September 30, 1996. These mortgage debt obligations are scheduled to mature in fiscal 1997, at which time all three operating properties could be lost to foreclosure. The Partnership does not have any commitments for additional investments but may be called upon to fund its share of operating deficits or capital needs of its existing investments in accordance with the respective joint venture agreements.

    The loss of the Concourse Office Towers to foreclosure in fiscal 1993 and the expected loss of the three properties owned by HMF Associates means that the Partnership will be unable to return the full amount of the original invested capital to the Limited Partners. The two office towers represented 28% of the Partnership's original investment portfolio. The three apartment complexes owned by HMF Associates comprise another 13% of the original investment portfolio. Of the four remaining assets, the two multi-family properties both have significant equity above the outstanding debt obligations based on estimated current property values, while the two retail properties would not be expected to yield substantial net proceeds after the mortgage debt if sold under current market conditions. Nonetheless, as discussed in the Special Report mailed to the Unitholders in December 1996, due to improvements in the Partnership's cash flow and the expectation that it will continue in the future, the Partnership expects to reinstate the payment of regular quarterly distributions at the annual rate of 2.5% on an original $1,000 investment. The first payment of $6.25 per original $1,000 Unit would be made on February 14, 1997 for the quarter ended December 31, 1996. The payment of quarterly distributions was discontinued in early 1990 primarily due to the lack of cash flow from several of the Partnership's investments. The plan to reinstate quarterly distributions is attributable to the improvement in property operations, combined with the recently completed refinancings at attractive interest rates, at the Colony Apartments and The Meadows on the Lake Apartments, which represent a combined 48% of the Partnership's original investment portfolio. The Partnership also expects to make a special distribution of $40 per original $1,000 investment on February 14, 1997 to Unitholders of record on December 31, 1996. This amount represents a distribution of Partnership reserves which exceed expected future requirements. Trading of the Partnership's Units has been temporarily suspended until the above information concerning the expected reinstatement of regular quarterly distributions and the special distribution is fully disseminated. Trading is scheduled to resume on January 16, 1997.

    As previously reported, on August 1, 1995 the $16.75 million non-recourse wraparound mortgage note secured by the Colony Apartments property was refinanced with a new $17.4 million non-recourse mortgage note at a fixed interest rate of 7.6% per annum. The new note requires monthly principal and interest payments of approximately $130,000 until maturity on August 1, 2002. As a condition of the new loan, the Colony Apartments joint venture was required to establish an escrow account in the amount of $685,000 for the completion of agreed upon repairs, $156,600 for capital replacement reserves and $600,000 for real estate taxes. Despite the significant decrease in the interest rate on the mortgage loan, the venture's monthly debt service decreased by only $28,000 due to the higher principal balance and the monthly principal amortization required under the new loan agreement. The Colony Apartments joint venture continues to generate significant excess cash flow which, over the past several years, has represented the Partnership's only consistent source of liquidity. The
Partnership received cash flow distributions of $1,517,000 from the Colony Apartments joint venture during fiscal 1996, a significant improvement from distributions of $797,000 received during fiscal 1995. In fiscal 1996, the Partnership also received distributions of $345,000 from the Meadows joint venture. During the third quarter of fiscal 1996, the Meadows joint venture completed the final phase of the repair work on the construction defects at the property using the proceeds from the insurance settlement originally escrowed with the lender plus excess cash flow from property operations. There was minimal disruption to the property's tenants during this repair process, and there has been no apparent adverse effect on the market value of the investment property as a result of this situation. Occupancy levels remained in the mid-to-high 90% range throughout fiscal 1996, and the property's effective rental rates are comparable to other apartment communities in its sub-market. With the repair work at The Meadows on the Lake Apartments completed, the venture has begun generating regular distributions of excess cash flow to the Partnership. Future distributions from the Colony Apartments and Meadows joint ventures are expected to be sufficient to fund the Partnership's operating costs, allow for the payment of quarterly distributions to the Unitholders and provide adequate liquidity to fund the capital needs which may exist at the other joint venture investment properties.

    Assuming that the overall market for multi-family apartment properties remains strong, the Partnership may have favorable opportunities to sell its interests in the Colony Apartments and The Meadows on the Lake Apartments in the near term. Sales of these two assets, which, as discussed above, represent the Partnership's sole sources of liquidity, would likely prompt the accelerated dispositions of the remaining investment properties. Under such circumstances, the Partnership could be positioned for a possible liquidation within the next 2-to-3 years. However, there are no assurances that the Partnership will be able to complete the disposition of its remaining investments within this time frame.

    Occupancy levels at the Concourse Retail Plaza and the Colony Square Shopping Center were 90% and 97%, respectively, as of September 30, 1996. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. It remains unclear at this time what impact, if any, this general trend will have on the operations and/or market values of the Partnership's retail properties in the near term. Occupancy at the Concourse Retail Plaza declined in the third quarter of fiscal 1996 when a tenant occupying approximately 4,000 square feet vacated its space in early May. Although this tenant vacated its space, it is still obligated to pay rent until a suitable sublessor can be found for the remainder of its lease term which can be terminated with six months notice in 1999. Management continues to closely monitor the operating performance of the property's other three restaurant tenants. Two of these tenants reported declining sales during fiscal 1996 and fell behind on their rental payments. Management negotiated agreements with both tenants to cure the rental delinquencies which, in one of the cases, involved the forgiveness of a portion of the delinquency and a reduction in the future monthly rent payment in return for an increase in the term of the lease obligation. Both tenants are currently meeting the modified terms of their rental obligations, although one of the tenants continues to report operational difficulties. At Colony Square, occupancy increased in the third and fourth quarters of fiscal 1996 as three existing tenants expanded their space in conjunction with renewals of their lease obligations. Subsequent to these renewals, only one 1,200 square foot space remains unleased at Colony Square. Despite the positive leasing developments, the Colony Square joint venture still does not produce any excess net cash flow after its debt service payments.

      As previously reported, under the terms of the HMF Associates loan modification executed in fiscal 1992, all accrued and unpaid interest outstanding as of June 30, 1992 was converted to principal. Subject to lender approval, the Partnership was entitled to obtain additional advances up to $9,100,000 to fund certain operating expenses of the joint venture and to the cure construction defects in the operating investment properties. The loans and any additional advances bear interest at a rate of 9% per annum. As of September 30, 1996, additional lender advances totalling approximately $4.8 million have been made, and the total debt obligation of the joint venture totalled $23.3 million. Monthly payments are made in an amount equal to the "net operating income", as defined, for the prior month. Unpaid interest is added to the principal balance of the indebtedness on a monthly basis. The maturity date of the loan secured by the Enchanted Woods Apartments is June 1, 1997, while the maturity date of the loans secured by the Hunt Club and Marina Club properties is July 1, 1997, at which time all unpaid principal, interest and advances are due. Despite the successful remediation of the construction defects and the subsequent lease-up of the properties, the venture's net operating income level is not sufficient to fully cover the interest accruing on the outstanding debt obligation. As a result, the total obligation due to the mortgage lender will continue to increase through the scheduled maturity date. Furthermore, the current aggregate estimated value of the investment properties is substantially less than the venture's outstanding debt obligation as of September 30, 1996. Accordingly, it is unlikely that the venture will be able to settle or refinance the debt at the time of the fiscal 1997 maturity. The result could be a foreclosure of all three of the operating investment properties. The Partnership has a large negative carrying value for its investment in HMF Associates as of September 30, 1996 because prior year equity method losses and distributions have exceeded the Partnership's investments in the venture. Consequently, the Partnership would recognize a gain for both book and tax purposes upon the foreclosure of the operating investment properties. During fiscal 1995, management had preliminary discussions with the mortgage holder for the properties owned by HMF Associates regarding a possible loan modification aimed at preventing the further accumulation of the deferred interest and reducing the overall debt obligation. Such a plan would have involved a prepayment of the existing mortgage indebtedness at a discount and would have required an equity infusion by the venture of between approximately $1 million and $1.5 million. Management of the Partnership evaluated whether an additional investment of this magnitude in the venture would be economically prudent in light of the future appreciation potential of the properties and concluded that it would be unwise to commit the additional equity investment required to effect the proposed debt restructuring. Management continues to examine alternative value creation scenarios, however, it appears unlikely at the present time that the Partnership will realize any future proceeds from the ultimate disposition of its interests in these three properties.

    At September 30, 1996 the Partnership and its consolidated venture had cash and cash equivalents of approximately $5,067,000. Such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses, distributions to partners, as discussed further above, and the funding of operating deficits or capital improvements of the joint ventures, in accordance with the terms of the respective joint venture agreements, to the extent economically justified. The source of future liquidity and distributions to the partners is expected to be from available net cash flow generated by the operations of the Partnership's investment properties and from net proceeds from the sale or refinancing of such properties.

Results of Operations
1996 Compared to 1995
---------------------

    The Partnership reported a net loss of $404,000 for the year ended September 30, 1996, as compared to net income of $400,000 in fiscal 1995. This change in the Partnership's net operating results is attributable to a $27,000 increase in the Partnership's operating loss and an extraordinary gain of $1,600,000 recognized in fiscal 1995 which were partially offset by a decrease of $824,000 in the Partnership's share of unconsolidated ventures' losses. The $1,600,000 extraordinary gain resulted from the discounts obtained on the repayment of the Concourse second mortgage loan and the refinancing of the Colony Apartments first mortgage debt obligation during fiscal 1995. The consolidated Concourse joint venture recognized an extraordinary gain on settlement of debt obligation of $530,000 in fiscal 1995 resulting from the November 1994 discounted repayment of the second mortgage note secured by the Concourse Retail Plaza. In addition, the unconsolidated Colony Apartments joint venture received a discount of $1,070,000 on the pay-off of the venture's wraparound mortgage loan in connection with the August 1995 refinancing transaction, as discussed further above. This discount was recorded as an extraordinary gain on settlement of debt obligation and was allocated 100% to the Partnership in accordance with the joint venture agreement.

    The Partnership's share of unconsolidated ventures' losses decreased by $824,000 in fiscal 1996, when compared to fiscal 1995, partly due to a gain of $197,000 recognized by the Meadows joint venture in fiscal 1996, along with a $306,000 increase in combined revenues and a $507,000 decrease in combined interest expense. As of September 30, 1995, management of the Meadows joint venture had estimated that the costs to complete the required structural repairs to the Meadows on the Lake Apartments would exceed the insurance settlement proceeds by $300,000, and the venture recognized a loss of such amount in fiscal 1995. During fiscal 1996, management revised its plans for completing the renovations resulting in the required repairs being accomplished for substantially less than the prior estimates. This change in estimate resulted in a gain of $197,000 for financial reporting purposes which is reflected in the venture's fiscal 1996 income statement. Combined revenues increased by $306,000 due to a $250,000 increase in rental revenues and a $56,000 increase in other income. Rental revenues at Colony Apartments and Colony Square increased by $272,000 and $43,000, respectively, due to increases in rental rates while combined rental revenues from the three properties owned by HMF Associates decreased by $63,000 due to declines in average occupancy at two of the three properties. The decrease in combined interest expense in fiscal 1996 is primarily attributable to a $540,000 decrease in interest expense at the Colony Apartments joint venture due to the lower interest rate obtained as a result of the August 1995 refinancing discussed further above. The impact of the accounting for the Meadows insurance settlement, the increase in revenues and the decline in interest expense were partially offset by increases in deprecation and amortization and repairs and maintenance expenses during fiscal 1996. Depreciation and amortization increased by $119,000 primarily due to the additional depreciation associated with the capital improvements completed at the Colony Apartments, Meadows Apartments, and the properties owned by HMF Associates over the past two years. Repairs and maintenance expenses increased by $112,000 due to higher expenses incurred at three of the four unconsolidated joint ventures during fiscal 1996.

    The Partnership's operating loss increased by $27,000 when compared to fiscal 1995 primarily due to a $88,000 decrease in interest income and a slight increase in the net loss of the consolidated Concourse joint venture which were partially offset by a decrease in the Partnership's general and administrative expenses. The Partnership's interest income decreased by $88,000 due to the recognition in fiscal 1995 of $175,000 of previously unrecorded interest received on an optional loan to a joint venture which was repaid in fiscal 1995. Interest income without the effect of this optional loan repayment increased by $87,000 in fiscal 1996 as a result of higher average outstanding cash balances during the current year. General and administrative expenses decreased by $79,000 primarily due additional professional fees incurred in fiscal 1995 associated with an independent valuation of the Partnership's portfolio of real estate assets and legal fees associated with the Concourse refinancing transaction. The net loss of the consolidated Concourse joint venture increased by $6,000 in fiscal 1996 primarily due to a bad debt of $89,000 recognized in fiscal 1996 in connection with the rental obligation forgiveness discussed further above. The current year bad debt expense was partially offset by a $20,000 decrease in interest expense, a $16,000 decline in property operating expenses, a $5,000 reduction in real estate taxes and a $10,000 decrease in depreciation expense. Interest expense decreased by $20,000 due to the lower interest rate on the venture's first mortgage loan which was refinanced in January 1995.

1995 Compared to 1994
---------------------

    The Partnership reported net income of $400,000 for the year ended September 30, 1995, as compared to a net loss of $1,992,000 for the prior year. This favorable change in the Partnership's net operating results was due to a substantial decrease in the Partnership's share of unconsolidated ventures' losses, extraordinary gains realized from discounts obtained on the Concourse second mortgage loan and the Colony Apartments first mortgage debt obligation and a decrease in the Partnership's operating loss.

      The Partnership's share of unconsolidated ventures' losses decreased by $492,000 in fiscal 1995 when compared to fiscal 1994 primarily due to an increase of $429,000 in rental revenues from the lease-up of the renovated apartment complexes owned by HMF Associates. As further discussed above, the apartments owned by HMF Associates had construction-related defects that forced management to cease its leasing activities during the majority of the remediation period from fiscal 1991 through 1993. Average occupancy at the three HMF apartment complexes increased from 83% during the re-leasing phase in fiscal 1994 to 93% for fiscal 1995. Increases in rental revenues at the Meadows Apartments, Colony Apartments and Colony Square Shopping Center also had a positive impact on the Partnership's share of unconsolidated ventures' losses for fiscal 1995. Revenues at the Meadows Apartments and Colony Apartments increased due to slight increases in both rental rates and average occupancy when compared to fiscal 1994. At The Meadows on the Lake Apartments, rental revenues improved by $73,000, or 5%, in fiscal 1995, when compared to the prior year, while average occupancy increased from 97% to 98%. Rental revenues increased by $140,000, or 3%, at the Colony Apartments where average occupancy also increased from 97% for fiscal 1994 to 98% for fiscal 1995. In addition, repairs and maintenance expenses decreased by $339,000 at the Colony Apartments as a result of a shift in focus of the property's maintenance program from deferred repairs and maintenance performed in fiscal 1994 to capital expenditures incurred in fiscal 1995. Capital expenditures of the Colony Apartments joint venture increased by $315,000 in fiscal 1995. At the Colony Square Shopping Center, revenues (including tenant reimbursements of operating expenses) were up by $41,000 over fiscal 1994 as a result of the increase in average occupancy from 91% for fiscal 1994 to 93% for fiscal 1995. The increases in rental revenues at all of the unconsolidated joint ventures and the decrease in repairs and maintenance expenses at the Colony Apartments were partially offset by increases in depreciation and amortization expense at the Colony Apartments and HMF Associates joint ventures and by an increase of $175,000 in real estate taxes at HMF Associates as a result of certain refunds of prior year taxes received in fiscal 1994. In addition, a $300,000 loss on insurance settlement recognized by the Meadows joint venture in fiscal 1995 also offset the favorable change in unconsolidated ventures' losses.

    The consolidated Concourse joint venture recognized a gain on settlement of debt obligation of $530,000 in fiscal 1995 resulting from the discounted repayment of the second mortgage note secured by the Concourse Retail Plaza. In addition, the unconsolidated Colony Apartments joint venture received a discount of $1,070,000 on the pay-off of the venture's wraparound mortgage loan in connection with the venture's fiscal 1995 refinancing transaction. Such discount was recorded as an extraordinary gain on settlement of debt obligation and was allocated 100% to the Partnership in accordance with the joint venture agreement. The Partnership's operating loss for fiscal 1995 decreased by $300,000 when compared to fiscal 1994 as a result of an increase in interest income and decreases in the operating loss of the consolidated Concourse joint venture. Interest income in fiscal 1995 includes an amount of interest received on an optional loan to a joint venture which was repaid in fiscal 1995. Interest income also increased as a result of higher average outstanding cash balances and an increase in interest rates in fiscal 1995. The operating loss at the Concourse joint venture decreased by $38,000 in fiscal 1995 primarily due to a slight increase in rental revenues and a decrease of $31,000 in interest expense which resulted from the lower interest rate on the venture's new first mortgage note. The increase in rental revenues of $18,000 resulted from an increase in the average occupancy of the Concourse Retail Plaza from 90% for fiscal 1994 to 93% for fiscal 1995.

1994 Compared to 1993
---------------------

    The Partnership reported a net loss of $1,992,000 for the fiscal year ended September 30, 1994, a decrease of $1,082,000 when compared with the net loss of $3,074,000 in fiscal 1993. This favorable change in net operating results can be primarily attributed to a decrease in the Partnership's share of consolidated ventures' losses of $892,000 and a decrease in the Partnership's operating loss of $129,000.

    The Partnership's share of unconsolidated ventures' losses decreased primarily due to increases in revenues of $1,139,000 from the lease-up of the renovated apartment complexes owned by HMF Associates. As discussed further above and in Note 5 to the accompanying financial statements, the apartments owned by HMF Associates had construction-related defects that forced management to cease its leasing activities during the majority of the remediation period from fiscal 1991 through 1993. A net increase in total expenses at HMF Associates of $379,000 partially offset the increase in revenues in fiscal 1994. Expenses at this joint venture increased in fiscal 1994 mainly due to higher mortgage interest expense resulting from advances from the mortgage lender used for construction repairs, as well as deferred debt service payments added to the principal balance of the venture's debt. The three other unconsolidated ventures, Chicago Colony Apartments Associates, Chicago Colony Square Associates and Daniel Meadows Partnership, also contributed to the favorable change in the Partnership's net operating results with each venture posting modest increases in rental revenues and net operating results.

    The Partnership's operating loss for fiscal 1994 decreased mainly due to the inclusion in fiscal 1993 of a partial year of operations associated with the two office towers owned by the consolidated Concourse joint venture prior to their foreclosure in December 1992. The operations of the office towers, after debt service, had been generating sizable losses prior to the foreclosure transaction. The decrease in operating loss resulting from the foreclosure of the Concourse office towers was partially offset by an increase in Partnership general and administrative expenses in fiscal 1994. General and administrative expenses increased mainly as a result of additional expenditures incurred related to an independent valuation of the Partnership's operating properties which was commissioned in fiscal 1994 in conjunction with management's ongoing refinancing and portfolio management responsibilities.

Inflation
---------

    The Partnership completed its eleventh full year of operations in fiscal 1996 and the effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

    Inflation in future periods may increase revenues, as well as operating expenses, at the Partnership's operating investment properties. Some of the existing leases with tenants at the Partnership's retail plaza and retail shopping center contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses, which would tend to rise with inflation. Tenants at the Partnership's apartment properties have short-term leases, generally of six-to-twelve months in duration. Rental rates at these properties can be adjusted to keep pace with inflation, as market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses caused by future inflation.

Item 8.  Financial Statements and Supplementary Data

    The financial statements and supplementary data are included under Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                   PART III

Item 10.  Directors and Executive Officers of the Partnership

    The Managing General Partner of the Partnership is Seventh Income Properties Fund, Inc., a Delaware corporation, which is a wholly-owned subsidiary of PaineWebber. The Associate General Partner of the Partnership is Properties Associates 1985, L.P., a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner. The Managing General Partner has overall authority and responsibility for the Partnership's operation, however, the day-to-day business of the Partnership is managed by the Adviser pursuant to an advisory contract.

    (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:
                                                                     Date
                                                                     elected
      Name                      Office                      Age      to Office
      ----                      ------                      ---      ---------

Bruce J. Rubin          President and Director              37        8/22/96
Terrence E. Fancher     Director                            43        10/10/96
Walter V. Arnold        Senior Vice President and
                          Chief Financial Officer           49        10/29/85
James A. Snyder         Senior Vice President               51        7/6/92
David F. Brooks         First Vice President and
                          Assistant Treasurer               54        1/15/85 *
Timothy J. Medlock      Vice President and Treasurer        35        6/1/88
Thomas W. Boland        Vice President                      34        12/1/91

*  The date of incorporation of the Managing General Partner.

    (c) There are no other significant employees in addition to the directors and executive officers mentioned above.

      (d) There is no family relationship among any of the foregoing directors and executive officers of the Managing General Partner of the Partnership. All of the foregoing directors and executive officers have been elected to serve until the annual meeting of the Managing General Partner.

      (e) All of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI, and for which Paine Webber Properties Incorporated serves as the Adviser. The business experience of each of the directors and principal executive officers of the Managing General Partner is as follows:

      Bruce J. Rubin is President and Director of the Managing General Partner. Mr. Rubin was named President and Chief Executive Officer of PWPI in August 1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr. Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

    Terrence E. Fancher was appointed a Director of the Managing General Partner in October 1996. Mr. Fancher is the Managing Director in charge of PaineWebber's Real Estate Investment Banking Group. He joined PaineWebber as a result of the firm's acquisition of Kidder, Peabody. Mr. Fancher is responsible for the origination and execution of all of PaineWebber's REIT transactions, advisory assignments for real estate clients and certain of the firm's real estate debt and principal activities. He joined Kidder, Peabody in 1985 and, beginning in 1989, was one of the senior executives responsible for building Kidder, Peabody's real estate department. Mr. Fancher previously worked for a major law firm in New York City. He has a J.D. from Harvard Law School, an M.B.A. from Harvard Graduate School of Business Administration and an A.B. from Harvard College.

      Walter V. Arnold is a Senior Vice President and Chief Financial Officer of the Managing General Partner and a Senior Vice President and Chief Financial Officer of the Adviser which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining the Adviser. He began his career in 1974 with Arthur Young & Company in Houston. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

      James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

      David F. Brooks is a First Vice President and Assistant Treasurer of the Managing General Partner and a First Vice President and an Assistant Treasurer of the Adviser. Mr. Brooks joined the Adviser in March 1980. From 1972 to 1980, Mr. Brooks was an Assistant Treasurer of Property Capital Advisors, Inc. and also, from March 1974 to February 1980, the Assistant Treasurer of Capital for Real Estate, which provided real estate investment, asset management and consulting services.

      Timothy J. Medlock is a Vice President and Treasurer of the Managing General Partner and a Vice President and Treasurer of the Adviser which he joined in 1986. From June 1988 to August 1989, Mr. Medlock served as the Controller of the Managing General Partner and the Adviser. From 1983 to 1986, Mr. Medlock was associated with Deloitte Haskins & Sells. Mr. Medlock graduated from Colgate University in 1983 and received his Masters in Accounting from New York University in 1985.

      Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

      (f) None of the directors and officers were involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a director or officer.

      (g) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Managing General Partner, and persons who own more than ten percent of the Partnership's limited partnership units, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 1996, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

      The directors and officers of the Partnership's Managing General Partner receive no direct remuneration from the Partnership. The Partnership is required to pay certain fees to the Adviser, and the General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described under Item 13.

      Regular quarterly distributions to the Partnership's Unitholders were suspended from fiscal 1990 through fiscal 1996. Distributions are expected to be reinstated at an annual rate of 2.5% on original invested capital effective for the first of fiscal 1997. However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      (a) The Partnership is a limited partnership issuing Units of limited partnership interest, not voting securities. All the outstanding stock of the Managing General Partner, Seventh Income Properties Fund, Inc. is owned by PaineWebber. Properties Associates 1985, L.P., the Associate General Partner, is a Virginia limited partnership, certain limited partners of which are also officers of the Adviser and the Managing General Partner. No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

      (b) The directors and officers of the Managing General Partner do not directly own any Units of limited partnership interest of the Partnership. No director or officer of the Managing General Partner, nor any limited partner of the Associate General Partner, possesses a right to acquire beneficial ownership of Units of limited partnership interest of the Partnership. As of September 30, 1996, PaineWebber and its affiliates owned 132 Units of limited partnership interests of the Partnership.

      (c) There exists no arrangement, known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

      The General Partners of the Partnership are Seventh Income Properties Fund, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber") and Properties Associates 1985, L.P.
(the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Managing General Partner and PaineWebber Properties Incorporated. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser") pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI").

      The General Partners, the Adviser and PWI receive fees and compensation, determined on an agreed-upon basis, in consideration for various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

      In connection with the acquisition of properties, the Adviser received acquisition fees in an amount equal to 5% of the gross proceeds from the sale of the Partnership Units. In connection with the sale of each property, the Adviser may receive a disposition fee in an amount equal to the lesser of 1% of the aggregate sales price of the property or 50% of the standard brokerage commissions, subordinated to the payment of certain amounts to the Limited Partners.

      Under the terms of the Partnership Agreement, as amended, any taxable income or tax loss (other than from a Capital Transaction) of the Partnership will be allocated 98.94802625% to the Limited Partners and 1.05197375% to the General Partners. Taxable income or tax loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and the General Partners in proportion to the amounts of sale or refinancing proceeds to which they are entitled; provided, however, that the General Partners shall not be allocated aggregate gain as a result of all sales or refinancings in excess of the aggregate net losses previously allocated to them and the total cash distributed to them; provided further, however, that the General Partners shall be allocated at least 1% of taxable income arising from a sale or refinancing. If there are no sale or refinancing proceeds, taxable income or tax loss from a sale or refinancing will be allocated 98.94802625% to the Limited Partners and 1.05197375% to the General Partners. Notwithstanding this, the Partnership Agreement provides that the allocation of taxable income and tax losses arising from the sale of a property which leads to the dissolution of the Partnership shall be adjusted to the extent feasible so that neither the General or Limited Partners recognize any gain or loss as a result of having either a positive or negative balance remaining in their capital accounts upon the dissolution of the Partnership. If the General Partner has a negative capital account balance subsequent to the sale of a property which leads to the dissolution of the Partnership, the General Partner may be obligated to restore a portion of such negative capital account balance as determined in accordance with the provisions of the Partnership Agreement. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to the Adviser, as an asset management fee.

      Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee (3% of adjusted cash flow, as defined in the Partnership Agreement) and an incentive management fee (2% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contributions), in addition to the asset management fee described above, for services rendered. No management fees were earned by the Adviser for the year ended September 30, 1996.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended September 30, 1996 is $81,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $13,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended September 30, 1996. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)  The following documents are filed as part of this report:

         (1) and (2)    Financial Statements and Schedules:

                The  response  to this  portion  of Item  14 is  submitted  as a
                separate  section  of  this  report.   See  Index  to  Financial
                Statements and Financial Statement Schedules at page F-1.

         (3)  Exhibits:

                The exhibits listed on the accompanying Index to Exhibits at Page IV-3 are filed as part of this Report.

    (b) No Current Reports on Form 8-K were filed during the last quarter of fiscal 1996.

    (c)  Exhibits

         See (a)(3) above.

    (d)  Financial Statement Schedules

               The  response  to  this  portion  of Item  14 is  submitted  as a
               separate   section  of  this  report.   See  Index  to  Financial
               Statements and Financial Statement Schedules at page F-1.

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

                                  PAINE WEBBER INCOME PROPERTIES SEVEN
                                        LIMITED PARTNERSHIP


                                  By:  Seventh Income Properties Fund, Inc.
                                          Managing General Partner



                                  By: /s/ Bruce J. Rubin
                                      -------------------
                                     Bruce J. Rubin
                                     President and Chief Executive Officer



                                  By: /s/ Walter V. Arnold
                                      --------------------
                                     Walter V. Arnold
                                     Senior Vice President and
                                     Chief Financial Officer



                                  By: /s/ Thomas W. Boland
                                     --------------------
                                     Thomas W. Boland
                                     Vice President

Dated:   January 10, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.




By:/s/ Bruce J. Rubin                           Date: January 10, 1997
   ----------------------                             ----------------
   Bruce J. Rubin
   Director





By:/s/ Terrence E. Fancher                      Date: January 10, 1997
   ----------------------                             ----------------
   Terrence E. Fancher
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

           PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP


                              INDEX TO EXHIBITS

                                                      Page Number in the Report
Exhibit No. Description of Document                   or Other Reference
----------- ------------------------                  ------------------
(3) and (4) Prospectus of the Registrant              Filed with the Commission
            dated May 14, 1985, supplemented,         pursuant to Rule 424(c)
            with particular reference to the          and incorporated  herein by
            Restated Certificate and Agreement        reference.
            Limited Partnership.


(10)        Material contracts previously filed as    Filed with the Commission
            exhibits to registration statements and   pursuant  to  Section 13 or 15(d)
            amendments thereto of the registrant      of the Securities Exchange Act
            together with all such contracts filed    of 1934 and incorporated
            as exhibits of previously filed Forms     herein by reference.
            8-K and Forms 10-K are hereby
            incorporated herein by reference.


(13)        Annual Reports to Limited Partners        No  Annual  Report  for the year
                                                      ended September 30, 1996 has
                                                      been  sent  to   the Limited Partners.
                                                      An  Annual  Report  will be sent to
                                                      the   Limited   Partners
                                                      subsequent to this filing.


(27)        Financial Data Schedule                   Filed  as  last  page of EDGAR
                                                      submission following the Financial
                                                      Statements  and Financial
                                                      Statement  Schedule required by
                                                      Item 14.


                          ANNUAL REPORT ON FORM 10-K
                       Item 14(a) (1) and (2) and 14(d)

           PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                 Reference
                                                                 ---------

Paine Webber Income Properties Seven Limited Partnership:

   Report of independent auditors                                        F-2

   Consolidated balance sheets as of September 30, 1996 and 1995         F-3

   Consolidated statements of operations for the years ended
     September 30, 1996, 1995 and 1994                                   F-4

   Consolidated statements of changes in partners' capital
     (deficit) for the years  ended September 30, 1996, 1995 and 1994    F-5

   Consolidated statements of cash flows for the years ended
     September 30, 1996, 1995 and 1994                                   F-6

   Notes to consolidated financial statements                            F-7

   Schedule III - Real estate and accumulated depreciation              F-24

Combined Joint Ventures of Paine Webber Income Properties Seven Limited
Partnership:

   Report of  independent auditors                                      F-25

   Combined balance sheets as of September 30, 1996 and 1995            F-26

   Combined statements of operations and changes in venturers'          F-27
    deficit for the years ended September 30, 1996, 1995 and 1994

   Combined statements of cash flows for the years ended
     September 30, 1996, 1995 and 1994                                  F-28

   Notes to combined financial statements                               F-29

   Schedule III - Real estate and accumulated depreciation              F-37


   Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS






The Partners of
Paine Webber Income Properties Seven Limited Partnership:

    We have audited the accompanying consolidated balance sheets of Paine Webber Income Properties Seven Limited Partnership as of September 30, 1996 and 1995, and the related consolidated statements of operations, changes in partners'
capital (deficit), and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paine Webber Income Properties Seven Limited Partnership at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                       /S/ ERNST & YOUNG LLP
                                                       ERNST & YOUNG LLP


Boston, Massachusetts
January 8, 1997

                     PAINE WEBBER INCOME PROPERTIES SEVEN
                             LIMITED PARTNERSHIP

                         CONSOLIDATED BALANCE SHEETS
                         September 30, 1996 and 1995
                   (In thousands, except per Unit amounts)

                                    ASSETS
                                                            1996       1995
                                                            ----       ----
Operating investment property:
   Land                                                 $     698  $      698
   Buildings and improvements                               4,294       4,269
   Equipment and fixtures                                     107         107
                                                        ---------  ----------
                                                            5,099       5,074
   Less accumulated depreciation                           (1,651)     (1,512)
                                                        ---------   ---------
                                                            3,448       3,562

Cash and cash equivalents                                   5,067       3,252
Escrowed funds                                                 74          75
Accounts receivable                                           107          84
Accounts receivable - affiliates                                2           2
Deferred expenses, net of accumulated amortization
   of $56 ($37 in 1995)                                       122         141
Other assets                                                   32          32
                                                        ---------  ----------
                                                        $   8,852  $    7,148
                                                        =========  ==========

                      LIABILITIES AND PARTNERS' DEFICIT

Equity in losses from  unconsolidated joint
   ventures in excess
   of investments and advances                          $  8,413   $    6,275
Mortgage note payable                                       1,671       1,723
Accounts payable and accrued expenses                          61          37
Accrued interest payable                                       15          16
Accrued real estate taxes                                      59          60
Other liabilities                                              10          10
                                                        ---------  ----------
      Total liabilities                                    10,229       8,121

Partners' deficit:
  General Partners:
   Capital contributions                                        1           1
   Cumulative net loss                                       (475)       (471)
   Cumulative cash distributions                             (282)       (282)

  Limited Partners ($1,000 per Unit; 37,969 Units issued):
   Capital contributions, net of offering costs            33,529      33,529
   Cumulative net loss                                    (26,444)    (26,044)
   Cumulative cash distributions                           (7,706)     (7,706)
                                                        ---------  ----------
      Total partners' deficit                              (1,377)       (973)
                                                        ---------  ----------
                                                        $   8,852  $    7,148
                                                        =========  ==========




                           See accompanying notes.

                      PAINE WEBBER INCOME PROPERTIES SEVEN
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended September 30, 1996, 1995 and 1994
                     (In thousands, except per Unit amounts)

                                                 1996        1995      1994
                                                 ----        ----      ----
Revenues:
   Rental income and expense recoveries       $   523      $  497    $    479
   Interest and other income                      250         338          82
                                              -------      ------    --------
                                                  773         835         561

Expenses:
   Mortgage interest                              195         215         246
   Property operating expenses                    103         119         112
   Depreciation expense                           139         149         145
   Real estate taxes                               77          82          76
   General and administrative                     285         364         373
   Bad debt expense                                89           -           2
   Amortization expense                            13           7           8
                                              -------     -------    --------
                                                  901         936         962
                                              -------     -------    --------
Operating loss                                   (128)       (101)       (401)

Partnership's share of unconsolidated
   ventures' losses                              (276)     (1,100)     (1,592)

Venture partner's share of consolidated
   venture's operations                             -           1           1
                                              -------    --------     -------

Loss before extraordinary gains                  (404)     (1,200)     (1,992)

Extraordinary gains from settlement
 of debt obligations                                -       1,600           -
                                              -------    --------    --------


Net income (loss)                             $  (404)  $     400     $(1,992)
                                              =======   =========     =======

Net income (loss) per Limited Partnership Unit:
   Loss before extraordinary gains             $(10.53)    $(31.29)   $ (51.90)
   Extraordinary gains from settlement
    of debt obligations                              -       41.72           -
                                               -------     -------    --------
   Net income (loss)                           $(10.53)    $ 10.43    $ (51.90)
                                               =======     =======    ========


   The above per Limited Partnership Unit information is based upon the 37,969 Limited Partnership Units outstanding during each year.







                           See accompanying notes.

                      PAINE WEBBER INCOME PROPERTIES SEVEN
                               LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              For the years ended September 30, 1996, 1995 and 1994
                                 (In thousands)

                                       General      Limited
                                       Partners     Partners    Total
                                       --------     --------    -----

Balance at September 30, 1993          $ (735)      $ 1,354    $     619

Net loss                                  (21)       (1,971)      (1,992)
                                       ------       -------    ---------

Balance at September 30, 1994            (756)         (617)      (1,373)

Net income                                  4           396          400
                                       ------       -------    ---------

Balance at September 30, 1995            (752)         (221)        (973)

Net loss                                   (4)         (400)        (404)
                                       ------       -------    ---------

Balance at September 30, 1996          $ (756)      $  (621)   $ (1,377)
                                       ======       =======    ========































                           See accompanying notes.

                      PAINE WEBBER INCOME PROPERTIES SEVEN
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                1996        1995        1994
                                                ----        ----        ----
Cash flows from operating activities:
  Net income (loss)                            $ (404)    $   400     $(1,992)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                  152         156         153
   Amortization of deferred financing costs         6           6           -
   Partnership's share of unconsolidated
      ventures' losses                            276       1,100       1,592
   Venture partner's share of
      consolidated venture's operations             -          (1)         (1)
   Extraordinary gains from settlement of debt
     obligations                                    -      (1,600)          -
   Changes in assets and liabilities:
     Escrowed funds                                 1           2          (2)
     Accounts receivable                          (23)        (34)        (10)
     Deferred expenses                              -          (8)         (1)
     Other assets                                   -         (27)         (1)
     Accounts payable - affiliates                  -           -         (20)
     Accounts payable and accrued expenses         24           7         (10)
     Accrued interest payable                      (1)          7          (3)
     Accrued real estate taxes                     (1)          3          (3)
                                              -------     -------     -------
        Total adjustments                         434        (389)      1,694
                                              -------     -------     -------
        Net cash provided by (used in)
          operating activities                     30          11        (298)

Cash flows from investing activities:
  Additions to operating investment property      (25)       (132)          -
  Additional investments in unconsolidated
   joint ventures                                   -           -         (14)
  Distributions from unconsolidated
   joint ventures                                1,862      1,211       1,632
                                              --------    -------      ------
        Net cash provided by investing
         activities                              1,837      1,079       1,618
                                              --------    -------      ------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt          -       1,751           -
  Repayment of mortgage notes payable             (52)     (2,077)        (23)
  Deferred loan costs                               -         (83)        (25)
                                              --------    -------     -------
        Net cash used in financing activities     (52)      (409)         (48)
                                              --------    -------     -------

Net increase in cash and cash equivalents       1,815         681       1,272
Cash and cash equivalents, beginning of year    3,252       2,571       1,299
                                             ---------   --------    --------
Cash and cash equivalents, end of year       $  5,067    $  3,252    $  2,571
                                             ========    ========    ========

Cash paid during the year for interest       $    190    $    202    $    250
                                             ========    ========    ========


                           See accompanying notes.

                     PAINE WEBBER INCOME PROPERTIES SEVEN
                             LIMITED PARTNERSHIP
                        Notes to Financial Statements




1. Organization and Nature of Operations

      Paine Webber Income Properties Seven Limited Partnership (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Delaware in January 1985 for the purpose of investing in a diversified portfolio of income-producing properties. The Partnership authorized the issuance of Partnership units (the "Units"), at $1,000 per Unit, of which 37,969 were subscribed and issued between May 14, 1985 and May 13, 1986.

    The Partnership originally invested the net proceeds of the public offering, through five joint venture partnerships, in seven operating properties, comprised of five multi-family apartment complexes, one mixed-use office and retail property and one shopping center. As discussed further in Note 4, although the Partnership retains an interest in all five of its original joint ventures, the office portion of the investment in the mixed-use Concourse property was lost through foreclosure proceedings on December 17, 1992. The Partnership retains an interest in the retail plaza portion of the Concourse property. The two office towers owned by the Concourse joint venture had comprised approximately 28% of the Partnership's original investment portfolio. In addition, as discussed further in Note 5, the Partnership does not currently expect to receive any proceeds from the disposition of three Seattle, Washington area apartment properties owned by one of its joint ventures because the mortgage debt obligation secured by the properties significantly exceeds the estimated fair market value of the properties. This mortgage debt obligation is scheduled to mature in fiscal 1997, at which time the operating properties could be lost to foreclosure.

2.    Use of Estimates and Summary of Significant Accounting Policies

    The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1996 and 1995 and revenues and expenses for each of the three years in the period ended September 30, 1996. Actual results could differ from the estimates and assumptions used.

      The accompanying consolidated financial statements include the Partnership's investments in five joint venture partnerships which own seven operating properties. Except as described below, the Partnership accounts for its investments in joint venture partnerships using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the venture is carried at cost adjusted for the Partnership's share of the venture's earnings or losses and distributions. See Note 5 for a description of these unconsolidated joint venture partnerships.

      As further discussed in Note 4, on September 14, 1990, the co-venture partner of West Palm Beach Concourse Associates assigned its 15% general partnership interest to Seventh Income Properties Fund, Inc., the Managing General Partner of the Partnership (see Note 3). The assignment gave the Partnership control over the affairs of the joint venture. Accordingly, this joint venture, which had been accounted for under the equity method in years prior to fiscal 1990, is presented on a consolidated basis in the accompanying financial statements. All transactions between the Partnership and the joint venture have been eliminated in consolidation. The operating investment property (the Concourse Retail Plaza) is carried at the lower of cost, reduced by previously received guaranteed payments and accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the Partnership's investment through expected future cash flows on an undiscounted basis, which may exceed the property's market value. The net realizable value of a property held for sale approximates its current market value. The operating investment property is not considered to be held for sale as of September 30, 1996 or 1995.

      The Partnership has reviewed FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Partnership's financial statements.

      Depreciation expense on the operating investment property is computed using the straight-line method over an estimated useful life of thirty years for the buildings and improvements and five years for the equipment and fixtures. Acquisition fees have been capitalized and are included in the cost of the operating investment property.

      Deferred expenses at September 30, 1996 and 1995 include leasing commissions and deferred refinancing cost related to the Concourse Retail Plaza. The leasing commissions are being amortized on a straight-line basis over the terms of the related leases. The deferred refinancing costs are being amortized on a straight-line basis over the term of the new loan. Amortization of deferred refinancing costs is included in interest expense on the accompanying statements of operations.

      The consolidated joint venture leases retail space at the operating investment property under short-term and long-term operating leases. Rental revenues are recognized on a straight-line basis over the term of the respective leases.

      For the purposes of reporting cash flows, cash and cash equivalents include all highly liquid debt instruments which have original maturities of 90 days or less.

      The cash and cash equivalents, escrowed funds, accounts receivable, accounts payable and accrued liabilities appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these assets and liabilities approximates their fair value as of September 30, 1996 due to the short-term maturities of these instruments. The mortgage note payable is also a financial instrument for purposes of FAS 107. The fair value of the mortgage note payable is estimated using discounted cash flow analysis based on the current market rate for a similar type of borrowing arrangement (see Note 6).

      No provision for income taxes has been made in the accompanying financial statements as the liability for such taxes is that of the individual partners rather than the Partnership. Upon sale or disposition of the Partnership's investments, the taxable gain or the tax loss incurred will be allocated among the partners. In cases where the disposition of the investment involves the lender foreclosing on the investment, taxable income could occur without distribution of cash. This income would represent passive income to the partners which could be offset by each partners' existing passive losses, including any passive loss carryovers from prior years.

3.  The Partnership Agreement and Related Party Transactions

      The General Partners of the Partnership are Seventh Income Properties Fund, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber") and Properties Associates 1985, L.P.
(the "Associate General Partner"), a Virginia limited partnership, certain limited partners of which are also officers of the Managing General Partner and PaineWebber Properties Incorporated. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser") pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"). The General Partners, the Adviser and PWI receive fees and compensation, determined on an agreed-upon basis, in consideration for various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

      In connection with the acquisition of properties, the Adviser received acquisition fees in an amount equal to 5% of the gross proceeds from the sale of the Partnership Units. In connection with the sale of each property, the Adviser may receive a disposition fee in an amount equal to the lesser of 1% of the aggregate sales price of the property or 50% of the standard brokerage commissions, subordinated to the payment of certain amounts to the Limited Partners.

      Under the terms of the Partnership Agreement, as amended, any taxable income or tax loss (other than from a Capital Transaction) of the Partnership will be allocated 98.94802625% to the Limited Partners and 1.05197375% to the General Partners. Taxable income or tax loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and the General Partners in proportion to the amounts of sale or refinancing proceeds to which they are entitled; provided, however, that the General Partners shall not be allocated aggregate gain as a result of all sales or refinancings in excess of the aggregate net losses previously allocated to them and the total cash distributed to them; provided further, however, that the General Partners shall be allocated at least 1% of taxable income arising from a sale or refinancing. If there are no sale or refinancing proceeds, taxable income or tax loss from a sale or refinancing will be allocated 98.94802625% to the Limited Partners and 1.05197375% to the General Partners. Notwithstanding this, the Partnership Agreement provides that the allocation of taxable income and tax losses arising from the sale of a property which leads to the dissolution of the Partnership shall be adjusted to the extent feasible so that neither the General or Limited Partners recognize any gain or loss as a result of having either a positive or negative balance remaining in their capital accounts upon the dissolution of the Partnership. If the General Partner has a negative capital account balance subsequent to the sale of a property which leads to the dissolution of the Partnership, the General Partner may be obligated to restore a portion of such negative capital account balance as determined in accordance with the provisions of the Partnership Agreement. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to the Adviser, as an asset management fee. The Partnership suspended its quarterly distribution payments in 1990.

      Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee (3% of adjusted cash flow, as defined in the Partnership Agreement) and an incentive management fee (2% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contributions), in addition to the asset management fee described above, for services rendered. No basic or asset management fees were earned by the Adviser during the three-year period ended September 30, 1996. No incentive management fees have been earned to date.

      Included in general and administrative expenses for the years ended September 30, 1996, 1995 and 1994 is $81,000, $86,000 and $96,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $13,000, $4,000 and $5,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1996, 1995 and 1994, respectively.

4.  Operating Investment Property

      Operating investment property at September 30, 1996 and 1995 represents the fixed assets of West Palm Beach Concourse Associates, a joint venture in which the Partnership has a controlling interest. The Partnership acquired an interest in West Palm Beach Concourse Associates (the "Joint Venture"), a Florida general partnership organized on July 31, 1985 in accordance with a joint venture agreement between the Partnership and Palm Beach Lake Associates (co-venturer), to own and operate The Concourse Towers I and II and Retail Plaza (the "Properties"). The Properties originally consisted of two office towers with 140,000 square feet of rentable space and a 30,473 rentable square foot retail plaza located in West Palm Beach, Florida. On September 14, 1990, the co-venture partner of West Palm Beach Concourse Associates assigned its general partnership interest to Seventh Income Properties Fund, Inc. ("SIPF"), the Managing General Partner of the Partnership, in return for a release from any further obligations or duties called for under the terms of the joint venture agreement. As a result, the Partnership assumed control over the affairs of the joint venture.

      The aggregate cash investment made by the Partnership for its original interest in West Palm Beach Concourse Associates was approximately $11,325,000 (including an acquisition fee of $663,000 paid to the Adviser). At September 30, 1992, the Properties were encumbered by three separate nonrecourse first mortgage loans and a nonrecourse second mortgage loan with an aggregate balance of approximately $12,873,000. The Concourse joint venture suspended payments to the second mortgage lender in May of 1991 and suspended payments to the first mortgage lender in January of 1992 due to the continued deterioration of operating results that reduced the venture's net cash flow below levels required to cover the scheduled mortgage loan payments. The venture's cash flow problems resulted from a significant decline in market rental rates, as a result of the oversupply of competing office space in the West Palm Beach, Florida market. The venture's net cash flow dropped dramatically upon the expiration, in August of 1991, of a master lease which had covered all of Tower II. Upon expiration of the master lease, which had been in effect since the time of the property's acquisition, several sub-lessees decided to vacate the building and the leased percentage of the Tower II space fell from 100% to less than 50%. Upon suspending debt service payments, management requested certain concessions and modifications from the lenders necessary for the venture to be able to compete effectively in the marketplace for tenants and service its debt obligations. After protracted negotiations, the first mortgage lender was ultimately unwilling or unable to grant the sought-after modifications and filed suit against the venture to foreclose on the entire mixed-use complex, under the cross-collateralization provisions of the three first mortgage loans.

      On October 29, 1992, the Partnership consummated a settlement agreement with the first mortgage lender regarding the foreclosure suits on the Concourse office towers and retail plaza whereby the foreclosure action against the retail plaza was dismissed and the first mortgage loan on the retail property was reinstated (see Note 6). In return for this reinstatement, the Partnership agreed not to contest a stipulated order of foreclosure on the two office towers. The foreclosure of the two office towers was completed on December 17, 1992. In conjunction with this settlement agreement, the second mortgage lender, in return for a payment of $100,000 from the venture, agreed to release the two office towers from the second mortgage lien, to reduce the principal balance on the second mortgage on the retail plaza to $750,000, and to extend the maturity date of this loan to July 1997. As described in Note 6, this second mortgage loan was repaid in fiscal 1995.

      Effective January 1, 1991, SIPF assigned to the Partnership that portion of its venture interest which is equal to 14% of the interests in the venture. In connection with the assignment, the venture partners agreed to amend and restate the entire Joint Venture Agreement. The terms of the Amended and Restated Joint Venture Agreement are summarized below.

      The Amended and Restated Joint Venture Agreement provides that net cash flow (as defined) shall be distributed in the following order of priority: (i) First, to the Partnership until the Partnership has received a cumulative non-compounded return of 10% on its net investment of $10,450,000 plus any additional contributions made subsequent to January 1, 1991; (ii) Second, any remaining net cash flow shall be distributed to the partners in proportion to their venture interests (99% to the Partnership and 1% to SIPF).

      Under the terms of the Amended and Restated Joint Venture Agreement, taxable income from operations in each year shall be allocated first to the Partnership until the Partnership has been allocated an amount equal to a 10% cumulative non-compounded return on the Partnership's net investment plus any additional contributions. Any remaining taxable income shall be allocated 99% to the Partnership and 1% to SIPF. All tax losses from operations shall be allocated 99% to the Partnership and 1% to SIPF. Allocations of income or loss for financial accounting purposes have been made in accordance with the allocations of taxable income or tax loss.

      Net profits and losses arising from a capital transaction shall be allocated among the venture partners under the specific provisions of the Amended and Restated Joint Venture Agreement. Any net proceeds available to the venture, arising from the sale, refinancing or other disposition of the property, after the payment of all obligations to the mortgage lenders and the repayment of certain advances from the Partnership shall be distributed to the venture partners in proportion to their positive capital account balances after the allocation of all gains or losses.

      If additional cash is required in connection with the operation of the Joint Venture, the venture partners shall contribute such required funds in proportionate amounts as may be determined by the venture partners at such time.

      The following is a summary of property operating expenses for the years ended September 30, 1996, 1995 and 1994 (in thousands):

                                                 1996        1995       1994
                                                 ----        ----       ----

     Property operating expenses:
       Repairs and maintenance                  $  59      $   55      $   56
       Utilities                                    5           4           5
       Insurance, net of refund of $6 in 1994       6           6          (1)
       General and administrative                  18          42          40
       Management fees                             15          12          12
                                                 ----      ------       -----
                                                 $103      $  119       $ 112
                                                 ====      ======       =====

5.  Investments in Unconsolidated Joint Venture Partnerships

      At September 30, 1996 and 1995, the Partnership has investments in four unconsolidated joint ventures which own six operating properties. The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements.

      Condensed combined financial statements of these joint ventures follow.

                      Condensed Combined Balance Sheets
                         September 30, 1996 and 1995
                                (in thousands)
                                    Assets
                                                            1996        1995
                                                            ----        ----

   Current assets                                         $ 3,162     $ 4,658
   Operating investment property, net                      36,019      36,597
   Other assets, net                                          327         385
                                                          -------     -------
                                                          $39,508     $41,640
                                                          =======     =======

                      Liabilities and Partners' Deficit

   Current liabilities                                    $25,832    $  3,670
   Long-term debt, less current portion                    22,602      45,299
   Loans from venturers                                       366         449
   Partnership's share of combined deficit                 (8,531)     (7,007)
   Co-venturers' share of combined deficit                   (761)       (771)
                                                          -------     -------
                                                          $39,508     $41,640
                                                          =======     =======

                  Reconciliation of Partnership's Investment
                                                             1996        1995

   Partnership's share of combined deficit,
     as shown above                                       $(8,531)   $ (7,007)
   Prepaid distributions to Partnership                      (234)          -
   Partnership's share of current liabilities
     and long-term debt                                       168         541
   Excess basis due to investment in ventures, net (1)        184         191
                                                         --------    --------
   Investment in unconsolidated ventures, at equity      $ (8,413)   $ (6,275)
                                                         ========    ========

    (1) At September 30, 1996 and 1995, the Partnership's investment exceeded its share of the joint venture partnerships' capital accounts by approximately $184,000 and $191,000, respectively. This amount, which relates to certain expenses incurred by the Partnership in connection with acquiring its joint venture investments, is being amortized over the estimated useful life of the investment properties.

                    Condensed Combined Summary of Operations
              For the years ended September 30, 1996, 1995 and 1994
                                 (in thousands)

                                               1996          1995        1994
                                               ----          ----        ----

   Rental revenues and expense recoveries    $ 10,372    $ 10,122     $ 9,441
   Interest and other income                      521         465         423
                                             --------    --------     -------
                                               10,893      10,587       9,864

   Mortgage interest                            3,892       4,468       4,349
   Property operating expenses                  5,609       5,285       5,567
   Depreciation and amortization                1,849       1,661       1,566
   (Gain) loss on insurance settlement           (197)        300           -
                                            ---------    --------     -------
                                               11,153      11,714      11,482
                                            ---------    --------    --------

   Loss before extraordinary gain                (260)     (1,127)     (1,618)
   Extraordinary gain from settlement
      of debt obligation                            -       1,070           -
                                            ---------    --------     --------

   Net loss                                 $    (260)   $    (57)    $(1,618)
                                            =========    ========     =======

   Net income (loss):
     Partnership's share of combined
        net income (loss)                   $    (269)   $    (23)    $(1,585)
     Co-venturers' share of combined
         net income (loss)                          9         (34)        (33)
                                            ---------    --------     -------
                                            $    (260)   $    (57)    $(1,618)
                                            =========    ========     =======

             Reconciliation of Partnership's Share of Operations
                                (in thousands)

                                                1996        1995         1994
                                                ----        ----         ----

   Partnership's share of combined net
    loss, as shown above                    $    (269)  $     (23)    $(1,585)
   Amortization of excess basis                    (7)         (7)         (7)
                                            ----------  ---------     -------
   Partnership's share of unconsolidated
    ventures' net losses                    $    (276)  $     (30)    $(1,592)
                                            =========   =========     =======

      The  Partnership's  share of the  unconsolidated  ventures'  net losses is
presented  as  follows  in  the   consolidated   statements  of  operations  (in
thousands):

   Partnership's share of unconsolidated
      ventures' losses                      $   (276)   $ (1,100)     $(1,592)
   Partnership's share of extraordinary
      gain on settlement of debt
      obligation                                   -       1,070            -
                                            --------    --------      --------
                                            $   (276)   $    (30)     $(1,592)
                                            ========    ========      =======

      The unconsolidated joint ventures are subject to partnership agreements which determine the distribution of available funds, the disposition of the ventures' assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. Substantially all of the Partnership's investments in these unconsolidated joint ventures are restricted as to distributions.

      Investments in  unconsolidated  joint ventures,  at equity, on the balance
sheet  is  comprised  of  the  following   equity  method  carrying  values  (in
thousands):
                                                            1996        1995
                                                            ----        ----

   Chicago Colony Apartments Associates                 $    (241)  $     273
   Chicago Colony Square Associates                         1,138       1,078
   Daniel Meadows Partnership                                 506         584
   HMF Associates                                          (9,816)     (8,210)
                                                        ---------   ---------
                                                        $  (8,413)  $  (6,275)
                                                        =========   =========

      The Partnership received cash distributions from the unconsolidated joint ventures during fiscal 1996, 1995 and 1994 as set forth below (in thousands):

                                                1996        1995         1994
                                                ----        ----         ----

   Chicago Colony Apartments Associates       $ 1,517     $   797     $   632
   Daniel Meadows Partnership                     345          14           -
   HMF Associates                                   -         400       1,000
                                              -------     -------     -------
                                              $ 1,862     $ 1,211     $ 1,632
                                              =======     =======     =======

      A description of the ventures' properties and the terms of the joint venture agreements are summarized as follows:

a.    Chicago Colony Apartments Associates
      -------------------------------------

      On December 27, 1985, the Partnership acquired a general partnership interest in Chicago Colony Apartments Associates (the "Joint Venture"), an Illinois general partnership that purchased and operates The Colony Apartments; a 783-unit apartment complex located in Mount Prospect, Illinois. The Partnership's co-venture partner is an affiliate of the Paragon Group.

      The aggregate cash investment by the Partnership for its interest was approximately $11,848,000 (including an acquisition fee of $687,500 paid to the Adviser). On August 1, 1995, the $16.75 million non-recourse wraparound mortgage note secured by the Colony Apartments property was refinanced with a new $17.4 million non-recourse mortgage note at a fixed interest rate of 7.6% per annum. The joint venture received a discount of approximately $1,070,000 on the pay-off of the wraparound mortgage loan under the terms of the loan agreement and did not require any contributions from the venture partners to complete the refinancing transaction. The discount was recorded by the venture as an extraordinary gain on settlement of debt obligation. The Partnership was allocated 100% of such extraordinary gain. As a condition of the new loan, the Colony Apartments joint venture was required to establish an escrow account in the amount of $685,000 for the completion of agreed upon repairs, $156,600 for capital replacement reserves and $600,000 for real estate taxes. The outstanding balance of the first mortgage loan, which is scheduled to mature in August 2002, was $17,136,000 as of September 30, 1996.

      The Joint Venture Agreement provides that cash flow for any year shall first be distributed to the Partnership in the amount of $1,100,000, payable monthly (the Partnership preference return). The Partnership's preference return is cumulative monthly but not annually. The next $317,500 thereafter will be distributed to the co-venturer on a noncumulative annual basis, payable quarterly. Any cash flow not previously distributed at the end of each fiscal year will be applied in the following order of priority: first to the payment of all unpaid accrued interest on all outstanding operating notes, if any, the next $425,000 of cash flow in any year will be distributed 80% to the Partnership and 20% to the co-venturer, the next $425,000 of cash flow in any year will be distributed 70% to the Partnership and 30% to the co-venturer, and any remaining balance will be distributed 65% to the Partnership and 35% to the co-venturer. After the end of each month during the year in which the Partnership has not received its cumulative preference return, the co-venturer shall distribute to the Partnership the lesser of (a) the excess, if any, of the cumulative
Partnership preference return over the aggregate amount of net cash flow previously distributed to the Partnership during the year or (b) any net cash flow distributed to the co-venturer during the year. During fiscal 1996, distributions to the Partnership exceeded available net cash flow by $234,000, which is reflected as prepaid distributions to venturer on the Joint Venture's financial statements.

      The Joint Venture Agreement further provides that net sale or refinancing proceeds shall be distributed (after payment of mortgage debt and other indebtedness of the Joint Venture) as follows and in the following order of priority: (1) the Partnership and the co-venturer shall receive amounts due for operating loans or additional cash contributions, if any, made to the Joint Venture, (2) the amount of any undistributed preference payments to the Partnership, (3) the Partnership shall receive $12,680,281, (4) the next $3,619,500 of such proceeds shall be distributed to the co-venturer, (5) the Manager of the apartment complex shall receive any subordinated management fees not previously paid, (6) the next $8,750,000 of such proceeds shall be distributed 80% to the Partnership and 20% to the co-venturer, (7) any remaining balance shall then be distributed 85% to the Partnership and 15% to the co-venturer until the Partnership receives an amount equal to the sum of net losses allocated to the Partnership through 1989 times a percentage equal to 50% less the weighted average maximum Federal income tax rate for individuals plus a simple rate of return equal to 8% per annum; (8) the next $4,000,000 of such proceeds shall be distributed 70% to the Partnership and 30% to the co-venturer, and (9) the balance of such proceeds, if any, shall be distributed 65% to the Partnership and 35% to the co-venturer.

      Taxable income and tax losses from operations in each year shall be allocated to the Partnership and the co-venturer in any year in the same proportions as actual cash distributions, except that, through December 31, 1987, all net losses shall be allocated to the Partnership, and thereafter, in no event, shall the co-venturer be allocated less than 10% of the taxable income or losses nor shall the co-venturer be allocated income without a like cash distribution. Allocations of income and loss for financial accounting purposes have been made in conformity with the actual allocations of taxable income or tax loss.

      If additional cash is required for any reason in connection with the Joint Venture after December 31, 1988, it will be provided 80% by the Partnership and 20% by the co-venturer as interest-bearing loans to the Joint Venture.

      The Joint Venture has entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the Partnership upon the occurrence of certain events. The management fee is 5% of gross receipts collected from the property (excluding interest on certain Joint Venture reserve funds), and 40% of such fee was subordinated to the receipt by the Partnership and the co-venturer of their preferred returns during the period through December 31, 1988. Cumulative subordinated management fees at September 30, 1996 totalled approximately $275,000.

b.    Chicago Colony Square Associates
      --------------------------------

      On December 27, 1985, the Partnership also acquired a general partnership interest in Chicago Colony Square Associates (the "Joint Venture") an Illinois general partnership that purchased and operates Colony Square Shopping Center; a shopping center consisting of two one-story buildings with 39,572 net rentable square feet, located in Mount Prospect, Illinois. The Partnership's co-venture partner is an affiliate of the Paragon Group.

      The aggregate cash investment by the Partnership for its investment was approximately $1,416,000 (including an acquisition fee of $81,250 paid to the Adviser). The shopping center is encumbered by a nonrecourse assumable first mortgage loan with a balance of approximately $1,078,000 at September 30, 1996. This mortgage loan is scheduled to mature in November 2006.

      The Joint Venture Agreement provides that cash flow for any year shall first be distributed to the Partnership in the amount of $130,000, payable monthly (the Partnership preference return). The Partnership's preference return is cumulative monthly but not annually. The next $22,900 thereafter will be distributed to the co-venturer on a noncumulative annual basis, payable quarterly (the co-venturer preference return). Any cash flow not previously distributed at the end of each fiscal year will be applied in the following order: first to the payment of all unpaid accrued interest on all outstanding operating notes, if any, the next $50,000 of annual cash flow will be distributed 80% to the Partnership and 20% to the co-venturer, the next $50,000 of annual cash flow will be distributed 70% to the Partnership and 30% to the co-venturer and any remaining balance will be distributed 60% to the Partnership and 40% to the co-venturer. After the end of each month during the year in which the Partnership has not received its cumulative preference return, the co-venturer shall distribute to the Partnership the lesser of (a) the excess, if any, of the cumulative Partnership preference return over the aggregate amount of the net cash flow previously distributed to the Partnership during the year or (b) any net cash flow distributed to the co-venturer during the year.

      The Joint Venture Agreement further provides that sale or refinancing proceeds shall be distributed (after payment of mortgage debt and other indebtedness of the Joint Venture) as follows and in the following order of priority: (1) the Partnership and the co-venturer shall receive amounts due for operating loans and accrued interest or additional cash contributions, if any, made to the Joint Venture, (2) the amount of any undistributed preference payments not previously collected by the Partnership shall then be paid, (3) the Partnership shall receive $1,508,127, (4) the next $261,060 of such proceeds shall be distributed to the co-venturer, (5) the Manager of the Shopping Center shall receive any subordinated management fees not previously paid, (6) the next $1,000,000 of such proceeds shall be distributed 80% to the Partnership and 20% to the co-venturer, (7) any remaining balance shall then be distributed 85% to the Partnership and 15% to the co-venturer until the Partnership receives an amount equal to the sum of net losses allocated to the Partnership through 1989 times a percentage equal to 50% less the weighted average maximum Federal income tax rate for individuals plus a simple rate of return equal to 8% per annum, (8) the next $450,000 of such proceeds shall be distributed 70% to the Partnership and 30% to the co-venturer, and (9) the balance of such proceeds, if any, shall be distributed 60% to the Partnership and 40% to the co-venturer.

      Taxable income and tax losses from operations in each year will be allocated to the Partnership and the co-venturer in any year in the same proportions as actual cash distributions, except that, through December 31, 1987, all net losses were allocated to the Partnership, and thereafter, in no event, will the co-venturer ever be allocated less than 10% of the taxable income or tax losses nor will the co-venturer be allocated income without a like cash distribution. Allocations of income and loss for financial accounting purposes have been made in conformity with the actual allocations of taxable income or tax loss.

      If additional cash is required for any reason in connection with the Joint Venture, it will be provided 80% by the Partnership and 20% by the co-venturer as interest-bearing loans to the Joint Venture.

      The Joint Venture entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the Partnership upon the occurrence of certain events. The management fee will be 5% of gross receipts collected (excluding interest on certain Joint Venture reserve funds), and 40% of such fee was subordinated to the receipt by of the Partnership and the co-venturer of their preferred returns during the period through December 31, 1988. Cumulative subordinated management fees at September 30, 1996 totalled approximately $27,000.

c.    Daniel Meadows Partnership
      ---------------------------

      On June 19, 1986, the Partnership acquired a general partnership interest in Daniel Meadows Partnership (the "Joint Venture"), a Virginia general partnership which has been formed to develop, own and operate The Meadows on the Lake Apartments, a 200-unit apartment complex located in Birmingham, Alabama. The Partnership's co-venture partner is an affiliate of Daniel Realty Company.

      The aggregate cash investment by the Partnership for its interest was approximately $3,807,000 (including an acquisition fee of $207,000 paid to the Adviser). The apartment complex is encumbered by a mortgage note with a balance of approximately $4,773,000 at September 30, 1996. The mortgage debt, in the initial principal amount of $4,850,000, bears interest at a variable rate of 2.25% over the 30-day LIBOR rate (equivalent to a rate of approximately 7.6875% per annum as of September 30, 1996). The loan requires monthly interest and principal payments based on a 25-year amortization schedule and is scheduled to mature on February 5, 2000.

      During fiscal 1991, the Partnership discovered that certain materials used to construct The Meadows Apartments, in Birmingham, Alabama were installed incorrectly and would require substantial repairs. During fiscal 1992, the Meadows joint venture engaged local legal counsel to seek recoveries from the venture's insurance carrier, as well as various contractors and suppliers, for the venture's claim of damages, which were estimated at approximately $1 million, not including legal fees and other incidental costs. During fiscal 1993, the insurance carrier deposited approximately $38,000 into an escrow account controlled by the venture's mortgage lender in settlement of the undisputed portion of the venture's claim. During fiscal 1994, the insurer agreed to enter into non-binding mediation towards settlement of the disputed claims out of court. On October 3, 1994, the joint venture agreed to settle its claims against the insurance carrier, architect, general contractor and the surety/completion bond insurer for $1,076,000, which was in addition to the $38,000 previously paid by the insurance carrier. These settlement proceeds were escrowed with the mortgage holder, which agreed to release such funds as needed for structural renovations. The venture's mortgage loan described above was to be fully recourse to the joint venture and to the partners of the joint venture until the repairs were completed, at which time the entire obligation becomes non-recourse. As of September 30, 1996, a total of $103,000 in excess of the available settlement proceeds had been spent for the renovations, which were completed during fiscal 1996. The venture had recognized a loss of $300,000 in fiscal 1995 equal to the amount by which the total repair costs, including estimated costs to complete, exceeded the total settlement proceeds. During fiscal 1996, management revised its plans for completing the renovations resulting in the required repairs being accomplished for substantially less than the prior estimates. This change in estimate resulted in a gain of $197,000 for financial reporting purposes which is reflected in the venture's fiscal 1996 income statement.

      The Joint Venture Agreement provides that from available cash flow, after the repayment of any optional loans made by the partners, the Partnership will receive an 8% per annum cumulative preferred return on $3,600,000, payable monthly through June 30, 1989; 9% per annum through June 30, 1991 and 10% per annum thereafter. The General Partners of the co-venturer personally guaranteed payment of the Partnership's preferred return through June 30, 1988. Any excess cash remaining, after payment to the Partnership of its preferred distribution, will be distributed 60% to the Partnership and 40% to the co-venturer, respectively. In addition, the Partnership is entitled to receive $2,500 annually as an investor servicing fee. As of September 30, 1996, the Partnership's unpaid cumulative preference return amounted to approximately $2,382,000. Such amount is payable only from available future sale or refinancing proceeds. Accordingly, the unpaid cumulative preference return is not accrued in the venture's financial statements.

      The Joint Venture Agreement generally provides that Net Proceeds, as defined, (other than refinancing proceeds, which shall be distributed 60% to the Partnership and 40% to the co-venturer) shall be distributed, after payment of mortgage debt and other indebtedness of the Joint Venture, as follows and in the following order of priority: (1) to repay accrued interest and principal, in that order, on any optional loans made by the partners, (2) to the Partnership until the Partnership has received the cumulative annual preferred distributions following the guarantee period specified above, (3) to the Partnership until it has received cumulative distributions of $4,140,000, and (4) thereafter, the balance, if any, 60% to the Partnership and 40% to the co-venturer.

      Taxable income from operations in each year shall be allocated to the Partnership and the co-venturer in accordance with distributions of cash, to the extent of such distributions, and then 60% to the Partnership and 40% to the co-venturer, respectively. Until the date upon which the Partnership has been allocated cumulative tax losses equal to $3,600,000, tax losses will be allocated 98% to the Partnership and 2% to the co-venturer, respectively.
Thereafter, tax losses are allocated 60% to the Partnership and 40% to the co-venturer. Allocations of income or loss for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      Generally, gains and losses arising from a sale of the property are allocated first on the basis of the partner's capital balances; thereafter, remaining gains and losses are allocated 60% to the Partnership and 40% to the co-venturer.

      If additional working capital is required in connection with the operating property, it may be provided as additional capital contributions by the Partnership and the co-venturer in the proportion of 60% and 40%, respectively.

      The Joint Venture entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the Partnership upon the occurrence of certain events. The management fee is 5% of rents and other income collected from the property, as defined in the management agreement.

d.    HMF Associates
      ---------------

      On March 5, 1987, the Partnership formed a joint venture with Pacific Union Investment Corporation (the co-venturer) pursuant to a joint venture agreement. The joint venture was formed as a California general partnership and purchased and operates the Enchanted Woods (formerly Forest Ridge), Hunt Club and Marina Club apartment complexes, all of which are located in the Seattle, Washington area. The Enchanted Woods property is a 217-unit garden apartment complex and contains approximately 212,463 net rentable square feet. The Hunt Club property is a 130-unit garden apartment complex and contains approximately 101,912 net rentable square feet, and the Marina Club property is a 77-unit garden court apartment complex and contains approximately 60,331 net rentable square feet.

      The original aggregate cash investment by the Partnership for its interest was approximately $4,206,000 (including an acquisition fee of $259,700 paid to the Adviser). Construction-related defects were discovered at all three apartment complexes prior to fiscal 1991. The deficiencies and damages included lack of adequate fire blocking materials in the walls and other areas and insufficient structural support, as required by the Uniform Building Code.
During 1991, HMF Associates participated as a plaintiff in a lawsuit filed against the developer, which also involved certain other properties constructed by the developer. The suit alleged, among other things, that the developer failed to construct the buildings in accordance with the plans and specifications, as warranted, used substandard materials and provided inadequate workmanship. The joint venture's claim against the developer was settled during fiscal 1991 for $4,189,000. Such funds were received in December of 1991 and were recorded by the venture as a reduction to the basis of the operating properties. Of the settlement proceeds, $1,397,000 was paid to legal counsel in connection with the litigation and was capitalized as an addition to the carrying value of the operating investment properties. In addition to the cash received at the time of the settlement, the venture received a note of approximately $584,000 from the developer which was due in 1994. During fiscal 1993, the venture agreed to accept a discounted payment of approximately $409,000 in full satisfaction of the note if payment was made by December 31, 1993. The developer made this discounted payment to the venture in the first quarter of fiscal 1994. In addition, during fiscal 1994 the venture received additional settlement proceeds totalling approximately $1,270,000 from its pursuit of claims against certain subcontractors of the development company and other responsible parties. Additional settlement proceeds totalling approximately $1,444,000 were collected during fiscal 1995. As of September 30, 1995, all claims had been settled and no additional proceeds were anticipated. Per the terms of the joint venture agreement, as amended, available net litigation proceeds, after payment of all associated expenses, were distributed 90% to the Partnership and 10% to the co-venturer. During fiscal 1994, the Partnership received a distribution of $1,000,000 from the joint venture, representing its share of the available settlement proceeds. During fiscal 1995, the Partnership received a repayment of a $400,000 optional loan, plus approximately $175,000 in accrued interest on such loan, from its share of the additional settlement proceeds. The repairs to the operating investment properties, which were completed during fiscal 1994, net of insurance proceeds, were capitalized or expensed in accordance with the joint venture's normal accounting policy for such items.

      As part of the initial settlement, the venture also negotiated a loan modification agreement which provided the remainder of the funds required to complete the repairs of the operating investment properties. Under the terms of the HMF Associates loan modification executed in fiscal 1992, all accrued and unpaid interest outstanding as of March 31, 1992 was converted to principal. Subject to lender approval the Partnership may obtain additional advances up to $9,100,000 to fund certain operating expenses of the joint venture and to cure construction damages in the operating investment properties. The loans and any additional advances bear interest at a rate of 9% per annum. As of September 30, 1996, additional lender advances totalling approximately $4.8 million have been made, and the total debt obligation of the joint venture totalled $23.3 million. Monthly payments are made in an amount equal to the "net operating income", as defined, for the prior month. Unpaid interest is added to the principal balance of the indebtedness on a monthly basis. The maturity date of the loan secured by the Enchanted Woods Apartments is June 1, 1997, while the maturity date of the loans secured by the Hunt Club and Marina Club properties is July 1, 1997, at which time all unpaid principal, interest and advances are due. Despite the successful lease-up of the properties following the completion of the required repairs, the venture's net operating income level is not sufficient to fully cover the interest accruing on the outstanding debt obligation. As a result, the total obligation due to the mortgage lender will continue to increase through the scheduled maturity date. Furthermore, the current aggregate estimated fair value of the operating investment properties is substantially lower than the outstanding obligation to the first mortgage holder as of September 30, 1996. Accordingly, it is unlikely that the venture will be able to settle or refinance the debt at the time of the fiscal 1997 maturity. The result could be a foreclosure of the operating investment properties. The Partnership has a large negative carrying value for its investment in HMF Associates as of September 30, 1996 because prior year equity method losses and distributions have exceeded the Partnership's investments in the venture. Consequently, the Partnership would recognize a gain upon the foreclosure of the operating investment properties.

      The Joint Venture Agreement currently provides for the distribution of available cash flow between the Partnership and the co-venturer. However, due to the terms of the debt modification, which requires all net cash flow from property operations to be paid to the lender as debt service, there will be no distributable cash flow available for payment to the venture partners until the existing mortgage debt is repaid or refinanced.

      Taxable income from operations shall be allocated in accordance with the allocation of net cash flow distributions called for in the venture agreement. Tax losses from operations, after consideration of certain priority items, shall be allocated between the Partnership and the co-venturer in proportion to net cash flow actually distributed or distributable during any fiscal year. Interest expense on loans from the venture partners are specifically allocated to the respective venture partners. Allocations of income and loss for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      The Joint Venture Agreement provides that capital proceeds, after debt obligations are paid, shall be distributed as follows: First, to the Partnership to pay the aggregate amount of its preference not therefore paid (approximately $2,601,000 at September 30, 1996). Second, to the Partnership and the co-venturer to repay advances and guaranty period capital loans. Third, to the Partnership until it receives its net investment plus $585,000. Fourth, to the co-venturer to repay guaranty period preference and operating loans. Fifth, to the Manager to repay any subordinated management fees. Sixth and thereafter, 80% to the Partnership and 20% to the co-venturer.

      Capital profits shall be allocated as follows: First, to the partners to relieve their capital accounts of any negative balance and second, to the partners in the manner that capital proceeds are distributed. Capital losses shall be allocated to partners with positive capital accounts, then 80% to the Partnership and 20% to the co-venturer.

      The joint venture originally entered into a property management agreement with an affiliate of the co-venturer for property management services. The management fee is equal to the greater of 5% of gross receipts, as defined in the agreement, or $9,000 a month. The co-venturer is also reimbursed for certain accounting expenses. In addition, under an amendment to the joint venture agreement and as consideration for services provided in conjunction with the litigation discussed above, the venture paid the co-venturer fees of $96,000 and $76,000 during fiscal 1995 and 1994, respectively.

6.    Mortgage note payable

      Mortgage note payable on the consolidated balance sheets relates to the Partnership's consolidated joint venture, West Palm Beach Concourse Associates, and is secured by the venture's operating investment property. At September 30, 1996 and 1995, mortgage note payable consists of the following (in thousands):

                                                             1996       1995
                                                             ----       ----

    11.12%  first  mortgage,   payable  in
    installments   of   $20   per   month,
    including  interest,  through  January
    1,  2005.  The fair value of this note
    payable   approximated   its  carrying
    value as of September 30, 1996.                        $ 1,671    $ 1,723

    Less amount due within one year                            (57)       (51)
                                                           -------    -------
                                                           $ 1,614    $ 1,672
                                                           =======    =======

      During fiscal 1994, the venture reached an agreement with the second mortgage lender to fully extinguish a $750,000 second mortgage lien on the Concourse operating property in return for a cash payment of $300,000. The Partnership advanced the funds required to complete this transaction in November 1994. The transaction resulted in an extraordinary gain recognized in fiscal 1995 of $530,000.

      In accordance with the Concourse mortgage loan agreements, certain insurance premiums and real estate taxes are required to be held in escrow. The balance of escrowed funds on the accompanying balance sheets at September 30, 1996 and September 30, 1995 consist of such escrowed insurance premiums and real estate taxes in the aggregate amounts of $74,000 and $75,000, respectively.

      Scheduled maturities of long-term debt are summarized as follows (in thousands):

            1997         $  57
            1998            64
            1999            71
            2000            80
            2001            89
            Thereafter   1,310
                        ------
                        $1,671
                        ======

7.    Leases

      The Partnership's consolidated joint venture, West Palm Beach Concourse Associates, derives its revenues from non cancelable operating leases. The initial terms of the leases range from 1 to 40 years with the majority of leases providing for the pass through of certain property expenses to the tenants.

      Approximate minimum future rentals due to be received on existing non cancelable leases of the retail plaza owned by the consolidated venture for the next five years ending September 30 and thereafter are as follows (in thousands):

            1997       $   406
            1998           361
            1999           311
            2000           270
            2001           174
            Thereafter   1,382
                       -------
                       $ 2,904
                       =======

      The above amounts do not include contingent rentals based on cost-of-living increases and rentals which may be received under certain leases on the basis of a percentage of sales in excess of stipulated minimums. Percentage rents received during fiscal 1995 and 1994 were $2,000 and $8,000, respectively. No percentage rents were received during fiscal 1996.

8.    Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Seventh Income Properties Fund, Inc. and Properties Associates 1985, L.P. ("PA1985"), which are the General Partner of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in PaineWebber Income Properties Seven Limited Partnership, PaineWebber, Seventh Income Properties Fund, Inc. and PA1985 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in PaineWebber Income Properties Seven Limited Partnership, also allege that following the sale of the partnership interests, PaineWebber, Seventh Income Properties Fund, Inc. and PA1985 misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, Seventh Income Properties Fund, Inc. and PA1985 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

     In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber.

     Mediation with respect to the Bandrowski action described above was held in December 1996. As a result of such mediation, a tentative settlement between PaineWebber and the plaintiffs was reached which would provide for a complete resolution of the action. PaineWebber anticipates that releases and dismissals with regard to this action will be received by February 1997.

      Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

9. Subsequent Event

      Subsequent to September 30, 1996, the Partnership announced that it plans to reinstate the payment of regular quarterly distributions at a annual rate of 2.5% on an original $1,000 investment. The first payment of $6.25 per original $1,000 Unit would be made on February 14, 1997, for the quarter ending December 31, 1996. In addition, the Partnership expects to make a special distribution of $40 per original $1,000 investment on February 14, 1997 to Unitholders of record on December 31, 1996, which represents a distribution of Partnership reserves which exceed expected future requirements.


Schedule III - Real Estate and Accumulated Depreciation
            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                               September 30, 1996
                                 (In thousands)

                              Initial Cost to                      Gross Amount at Which Carried at                    Life on Which
                                 Partnership       Costs                 Close of period                                Depreciation
                                 Buildings       Capitalized        Buildings,                                          in Latest
                                 Improvements  (Removed)            Improvements                                        Income
                                   & Personal  Subsequent to        & Personal      Accumulated  Date of      Date      Statement
Description    Encumbrances Land   Property    Acquisition   Land   Property  Total Depreciation Construction Acquired  is Computed
-----------    ------------ ----   --------    -----------   ----   --------  ----- ------------ ------------ --------  -----------

Retail Plaza
West Palm Beach,
 FL            $1,671        $ 742    $4,518    $(161)       $698    $4,401     $5,099    $ 1,651   1979-80     7/31/85  5-30 yrs.

Notes
(A) The  aggregate  cost of real estate owned at  September  30, 1996 for Federal  income tax purposes is  approximately $5,391.
(B) See Notes 4 and 6 of Notes to Financial  Statements.
(C)  Reconciliation of real estate owned:
                                                         1996           1995           1994
                                                         ----           ----           ----

      Balance at beginning of year                     $  5,074       $  4,942       $  4,942
      Acquisitions and improvements                          25            132              -
      Reductions in basis due to foreclosure (1)              -              -              -
                                                       --------       --------       --------
      Balance at end of year                           $  5,099       $  5,074       $  4,942
                                                       ========       ========       ========

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of year                     $  1,512       $  1,363       $  1,218
      Removal of accumulated depreciation
        at foreclosure (1)                                    -              -              -
      Depreciation expense                                  139            149            145
                                                       --------       --------       --------
      Balance at end of year                           $  1,651       $  1,512       $  1,363
                                                       ========       ========       ========



                         REPORT OF INDEPENDENT AUDITORS




The Partners of
Paine Webber Income Properties Seven Limited Partnership:

     We have audited the accompanying combined balance sheets of the Combined Joint Ventures of Paine Webber Income Properties Seven Limited Partnership as of September 30, 1996 and 1995, and the related combined statements of operations and changes in venturers' deficit, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of Paine Webber Income Properties Seven Limited Partnership at September 30, 1996 and 1995, and the combined results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                         /S/ERNST & YOUNG LLP
                                         ERNST & YOUNG LLP




Boston, Massachusetts
November 15, 1996

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS
                           September 30, 1996 and 1995
                                 (In thousands)

                                     Assets
                                                           1996        1995
                                                           ----        ----

Current assets:
   Cash and cash equivalents                             $  1,958    $  2,489
   Escrow deposits                                            896       2,025
   Prepaid distributions to venturer                          234           -
   Other current assets                                        74         144
                                                         --------    --------
         Total current assets                               3,162       4,658

Operating investment properties
   Land                                                     6,472       6,449
   Buildings, improvements and equipment                   51,632      50,467
                                                         --------    --------
                                                           58,104      56,916
   Less accumulated depreciation                          (22,085)    (20,319)
                                                         --------    --------
         Net operating investment properties               36,019      36,597

Deferred expenses, net of accumulated amortization
   of $345 ($262 in 1995)                                     238         271
Other assets                                                   89         114
                                                         --------    --------
                                                         $ 39,508    $ 41,640
                                                         ========    ========

                       Liabilities and Venturers' Deficit

Current liabilities:
   Current portion of long-term debt                     $ 23,691    $    353
   Real estate taxes payable                                1,181       1,934
   Accounts payable and accrued liabilities                   263         457
   Accounts payable - affiliates                               30           2
   Accrued interest                                           142         147
   Tenant security deposits                                   309         299
   Distributions payable to venturers                         216         478
                                                         --------    --------
         Total current liabilities                         25,832       3,670

Loans from venturers                                          366         449

Long-term debt                                             22,602      45,299

Venturers' deficit                                         (9,292)     (7,778)
                                                         --------    --------
                                                         $ 39,508    $ 41,640
                                                         ========    ========




                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

       COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN VENTURERS' DEFICIT
              For the years ended September 30, 1996, 1995 and 1994
                                 (In thousands)

                                                1996        1995        1994
                                                ----        ----        ----

Revenues:
   Rental revenues and expense recoveries    $ 10,372    $ 10,122     $ 9,441
   Interest and other income                      521         465         423
                                             --------    --------     -------
                                               10,893      10,587       9,864

Expenses:
   Interest expense                             3,961       4,468       4,349
   Depreciation expense                         1,766       1,651       1,529
   Real estate taxes                            1,830       1,799       1,536
   Repairs and maintenance                        780         668       1,079
   Management fees                                541         534         507
   Utilities                                      620         598         547
   Salaries and related expenses                  979         914         913
   General and administrative                     859         772         985
   Amortization expense                            14          10          37
   Gain (loss) on insurance settlement           (197)        300           -
                                             --------    --------     -------
                                               11,153      11,714      11,482

Loss before extraordinary gain                   (260)     (1,127)     (1,618)

Extraordinary gain from settlement
  of debt obligation                                -       1,070           -
                                             --------    --------      ------

Net loss                                         (260)        (57)     (1,618)

Distributions to venturers                     (1,254)     (1,085)     (1,818)

Contributions from partners                         -           -          24

Venturers' deficit, beginning of year          (7,778)     (6,636)     (3,224)
                                             --------     -------     -------

Venturers' deficit, end of year              $ (9,292)    $(7,778)    $(6,636)
                                             ========     =======     =======














                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                        COMBINED STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                1996      1995          1994
                                                ----      ----          ----
Cash flows from operating activities:
  Net loss                                     $ (260)    $  (57)    $(1,618)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
   Depreciation and amortization                1,780       1,661       1,566
   Amortization of deferred financing costs        69          45           -
   Interest added to long-term debt principal   2,053       1,976       1,890
   Interest on loans from venturers                17          28          78
   Changes in assets and liabilities:
     Escrow deposits                            1,129        (372)         20
     Accounts receivable                            -         (83)        200
     Accounts receivable - affiliates               -           -          27
     Other current assets                          70         (12)         (4)
     Deferred expenses                            (13)        (16)         (8)
     Other assets                                  25        (105)         20
     Accounts payable and accrued liabilities    (194)        101        (297)
     Accounts payable - affiliates                 28         (12)        (31)
     Real estate taxes payable                   (753)        872          40
     Accrued interest                              (5)        (20)          -
     Tenant security deposits                      10          (8)          8
                                               ------     -------      ------
        Total adjustments                       4,216       4,055       3,509
                                               ------     -------      ------
        Net cash provided by
          operating activities                  3,956       3,998       1,891
                                               ------     -------      ------

Cash flows from investment activities:
  Additions to operating
   investment properties                      (1,188)     (1,624)     (1,495)
  Proceeds from insurance settlements              -       2,520       1,679
                                             -------     --------     ------
        Net cash (used in) provided by
          investing activities               (1,188)         896         184
                                             ------      --------     ------

Cash flows from financing activities:
  Loan proceeds                                     -      22,250         648
  Escrow deposits funded from
     refinancing proceeds                           -      (1,442)          -
  Increase in deferred financing costs            (37)       (204)          -
  Repayment of long-term debt                  (1,412)    (22,842)       (931)
  Repayment of loans to venturers                (100)       (805)          -
  Capital contributions                             -           -          24
  Distributions to venturers                   (1,750)       (931)     (1,632)
                                              -------      ------     -------
        Net cash used in financing
           activities                          (3,299)     (3,974)     (1,891)
                                             --------      ------     -------

Net (decrease) increase in cash
  and cash equivalents                           (531)        920         184
Cash and cash equivalents, beginning of year     2,489      1,569       1,385
                                            ---------   ---------    --------
Cash and cash equivalents, end of year      $   1,958   $   2,489    $  1,569
                                            =========   =========    ========

Cash paid during the year for interest      $   1,827   $   2,438    $  2,495
                                            =========   =========    ========

                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
                      PAINE WEBBER INCOME PROPERTIES SEVEN
                               LIMITED PARTNERSHIP
                     Notes to Combined Financial Statements




1. Organization and Nature of Operations

      The accompanying financial statements of the Combined Joint Ventures of Paine Webber Income Properties Seven Limited Partnership (the "Combined Joint Ventures") include the accounts of Chicago Colony Apartments Associates, an Illinois general partnership; Chicago Colony Square Associates, an Illinois general partnership; Daniel Meadows Partnership, a Virginia general partnership; and HMF Associates, a California general partnership. The financial statements of the Combined Joint Ventures are presented in combined form, rather than individually, due to the nature of the relationship between the co-venturers and Paine Webber Income Properties Seven Limited Partnership ("PWIP7") which owns a majority financial interest but does not have voting control in each joint venture.

         The dates of PWIP7's acquisition of interests in the joint ventures are as follows:

                                                   Date of Acquisition
                    Joint Venture                     of Interest
                    -------------                     -----------

         Chicago Colony Apartments Associates          12/27/85
         Chicago Colony Square Associates              12/27/85
         Daniel Meadows Partnership                     6/19/86
         HMF Associates                                 5/29/87

      The accompanying combined financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The four joint ventures described above own six operating investment properties, which consist of five multi-family apartment complexes and one retail shopping center. The first mortgage debt of HMF Associates, amounting to $23,305,490 at September 30, 1996, is due July 1, 1997. Based on a review of the cash operating budgets for fiscal year 1997, the projected cash flow of HMF Associates, which owns three apartment complexes, will not be sufficient to meet the debt service obligation. Also, due to the under performance of the properties, it is uncertain whether HMF Associates will be able to settle or refinance the debt at maturity. The partners have represented that they do not intend to make contributions to HMF Associates to the extent necessary to fund any negative cash flow of the joint venture. These factors as well as others indicate that HMF Associates may be unable to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations as they come due and sustain its operations sufficient to recover its investment in real estate. The accompanying financial statements do not include any adjustments to reflect the classification of assets or the amounts and classification of liabilities that might result from the possible inability of HMF Associates to continue as a going concern.

2. Use of Estimates and Summary of Significant Accounting Policies

    The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1996 and 1995 and revenues and expenses for each of the three years in the period ended September 30, 1996. Actual results could differ from the estimates and assumptions used.

      Basis of presentation
      ---------------------

      Generally, the records of the Combined Joint Ventures are maintained on the income tax basis of accounting and adjusted to generally accepted accounting principles for financial reporting purposes, principally for depreciation.

      Operating investment properties
      -------------------------------

      The operating investment properties are carried at the lower of cost, less accumulated depreciation, certain guaranteed payments from partners (see Note 3) and insurance proceeds, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the venture's investment through expected future cash flows on an undiscounted basis, which may exceed the property's market value. The net realizable value of a property held for sale approximates its current market value. None of the operating investment properties owned by the Combined Joint Ventures were considered to be held for sale as of September 30, 1996 or 1995. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the buildings, improvements and equipment, generally five to thirty years. Professional fees (including deferred acquisition fees paid to an affiliate of PWIP7, see Note 4), and other costs incurred in connection with the acquisition of the properties have been capitalized and are included in the cost of the land and buildings.

      In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("Statement 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Statement 121 is effective for financial statements for years beginning after December 15, 1995. The Combined Joint Ventures will adopt Statement 121 in fiscal 1997 and, based on current circumstances, management does not believe the adoption will have a material effect on results of operations or financial position.

      Deferred expenses
      -----------------

      Deferred expenses consist primarily of loans fees which are being amortized over the terms of the related loans. Such amortization expense is included in interest expense on the accompanying statements of operations.

      Revenue Recognition
      -------------------

      The Combined Joint Ventures lease space at the operating investment properties under short-term and long-term operating leases. Rental revenues are recognized on a straight-line basis as earned pursuant to the terms of the leases.

      Reclassifications
      -----------------

      Certain prior year balances have been reclassified to conform to the current year presentation.

      Income tax matters
      ------------------

      The Combined Joint Ventures are comprised of entities which are not taxable and accordingly, the results of their operations are included on the tax returns of the various partners. Accordingly, no income tax provision is reflected in the accompanying combined financial statements.

      Cash and Cash Equivalents
      -------------------------

      For purposes of the statement of cash flows, the Combined Joint Ventures consider all short-term investments with original maturity dates of 90 days or less to be cash equivalents.

      Escrow deposits
      ---------------

      In accordance with the mortgage loan agreements of the Combined Joint Ventures, certain building repair reserves, capital improvement reserves, insurance premiums and real estate taxes are required to be held in escrow. The escrow deposit amounts on the balance sheet at September 30, 1996 and 1995 are principally comprised of such escrowed amounts.

      Fair Value of Financial Instruments
      -----------------------------------

      The carrying amounts of cash and cash equivalents, escrow deposits, accounts payable and accrued liabilities approximate their fair values as of September 30, 1996 due to the short-term maturities of these instruments. It is not practicable for management to estimate the fair value of the loans from venturers without incurring excessive costs because the obligations were provided in non-arm's length transactions without regard to fixed maturities, collateral issues or other traditional conditions and covenants. The fair value of long-term debt is estimated, where applicable, using discounted cash flow analyses, based on the current market rate for similar types of borrowing arrangements (see Note 6).

3.    Joint Ventures

      See Note 5 to the financial statements of PWIP7 included in this Annual Report for a more detailed description of the joint venture partnerships. Descriptions of the ventures' properties are summarized below:

      a.   Chicago Colony Apartments Associates
           ------------------------------------

           The joint venture owns and operates The Colony Apartments, a 783-unit apartment complex located in Mount Prospect, Illinois.

      b.   Chicago Colony Square Associates
           ---------------------------------

           The joint venture owns and operates Colony Square Shopping Center, a 39,572 gross leasable square foot shopping center, located in Mount Prospect, Illinois.

      c.   Daniel Meadows Partnership
           --------------------------

           The joint venture owns and operates The Meadows on the Lake Apartments, a 200-unit apartment complex, located in Birmingham, Alabama. During fiscal 1991, the venture discovered that certain materials used to construct the operating property were installed incorrectly and would require substantial repairs. During fiscal 1992, the Meadows joint venture engaged local legal counsel to seek recoveries from the venture's insurance carrier, as well as various contractors and suppliers, for the venture's claim of damages, which were estimated at approximately $1 million, not including legal fees and other incidental costs. During fiscal 1993, the insurance carrier deposited approximately $38,000 into an escrow account controlled by the venture's mortgage lender in settlement of the undisputed portion of the venture's claim. During fiscal 1994, the insurer agreed to enter into non-binding mediation towards settlement of the disputed claims out of court. On October 3, 1994, the joint venture verbally agreed to settle its claims against the insurance carrier, architect, general contractor and the surety/completion bond insurer for $1,076,000, which was in addition to the $38,000 previously paid by the insurance carrier. These settlement proceeds were escrowed with the mortgage holder, which agreed to release such funds as needed for structural renovations. The loan was to be fully recourse to the joint venture and to the partners of the joint venture until the repairs were completed, at which time the entire obligation becomes non-recourse. As of September 30, 1996, a total of $103,000 in excess of the available settlement proceeds had been spent for the renovations, which were completed during fiscal 1996. The venture had recognized a loss of $300,000 in fiscal 1995 equal to the amount by which the total repair costs, including estimated costs to complete, exceeded the total settlement proceeds. During fiscal 1996, management revised its plans for completing the renovations resulting in the required repairs being accomplished for substantially less than the prior estimates. This change in estimate resulted in a gain of $197,000 for financial reporting purposes which is reflected in the accompanying fiscal 1996 statement of operations.

      d.   HMF Associates
           ---------------

           The joint venture owns and operates three properties, Enchanted Woods (formerly Forest Ridge) Apartments, a 217-unit apartment complex, The Marina Club Apartments, a 77-unit apartment complex, and The Hunt Club Apartments, a 130-unit apartment complex, all located in Seattle, Washington. Construction-related defects had been discovered at all three apartment complexes owned by HMF Associates prior to fiscal 1991. The deficiencies and damages included lack of adequate fire blocking materials in the walls and other areas and insufficient structural support, as required by the Uniform Building Code. During 1991, HMF Associates
      participated as a plaintiff in a lawsuit filed against the developer, which also involved certain other properties constructed by the developer. The suit alleged, among other things, that the developer failed to construct the buildings in accordance with the plans and specifications, as warranted, used substandard materials and provided inadequate workmanship. The joint venture's claim against the developer was settled during fiscal 1991 for $4,189,000. Such funds were received in December of 1991 and were recorded by the venture as a reduction to the basis of the operating properties. Of the settlement proceeds, $1,397,000 was paid to legal counsel in connection with the litigation and was capitalized as an addition to the carrying value of the operating investment properties. In addition to the cash received at the time of the settlement, the venture received a note of approximately $584,000 from the developer which was due in 1994. During fiscal 1993, the venture agreed to accept a discounted payment of approximately $409,000 in full satisfaction of the note if payment was made by December 31, 1993. The developer made this discounted payment to the venture in the first quarter of fiscal 1994. In addition, during fiscal 1995 and 1994 the venture received additional settlement proceeds totalling approximately $1,444,000 and $1,270,000 respectively, from its pursuit of claims against certain subcontractors of the development company and other responsible parties. As of September 30, 1995, the venture had settled all of the outstanding litigation related to the construction defects and no additional litigation proceeds were expected. The repairs to the operating investment properties, which were completed during fiscal 1994, net of insurance proceeds, were capitalized or expensed in accordance with the joint venture's normal accounting policy for such items. Per the terms of the joint venture agreement, as amended, available net litigation proceeds, after payment of all associated expenses, were distributed 90% to the Partnership and 10% to the co-venturer.

      The following description of the joint venture agreements provides certain general information.

      Allocations of net income and loss
      ----------------------------------

      The agreements generally provide that taxable income and tax losses (other than those resulting from sales or other dispositions of the projects) will be allocated between PWIP7 and the co-venturers in the same proportions as cash flow distributed or distributable for such year, except for certain items which are specifically allocated to the partners as set forth in the joint venture agreements. Internal Revenue Service regulations require partnership allocations of income and loss to the respective partners to have "substantial economic effect". For certain of the joint ventures this requirement resulted in joint venture losses for the years ended September 30, 1996, 1995 and 1994 being allocated in a manner different from that provided in the joint venture agreements. Allocations of income and loss for financial reporting purposes have been made in accordance with the actual allocations of taxable income and tax loss.

      Gains or losses resulting from sales or other dispositions of the projects shall be allocated as specified in the joint venture agreements.

      Distributions
      -------------

      Subsequent to the Guaranty Periods, distributable funds will generally be distributed first, to repay accrued interest and principal on certain loans; second, to pay specified amounts to PWIP7; third, to pay specified amounts to the co-venturers; and fourth, to distribute the balance in proportions ranging from 80% to 60% to PWIP7 and 20% to 40% to the co-venturers, as set forth in the joint venture agreements.

      Distributions of net proceeds upon the sale or disposition of the projects shall be made in accordance with formulas provided in the joint venture agreements.

      Guaranty Periods
      ----------------

      The joint venture agreements generally provided that during the Guaranty Periods (as defined in the joint venture agreements), in the event that net cash flow was insufficient to fund operations including amounts necessary to pay PWIP7 preferred distributions, the co-venturers were required to fund amounts equal to such deficiencies. The co-venturers obligation to fund such amounts pursuant to their guarantees was generally to be in the form of capital contributions to the joint ventures.

      The Guaranty Periods of the joint ventures generally began from the date PWIP7 purchased its interest in each joint venture for a period of 2 to 5 years. The Guaranty Periods for the Combined Joint Ventures expired as follows:

                                          Guaranty Period
                                          ---------------

      Chicago Colony Apartments
        Associates                        December 31, 1988
      Chicago Colony Square Associates    December 31, 1988
      Daniel Meadows Partnership          June 30, 1988
      HMF Associates                      May 31, 1990

4.    Related party transactions

      The Combined Joint Ventures originally entered into property management agreements with affiliates of the co-venturers, cancellable at the joint ventures' option upon the occurrence of certain events. The management fees are generally equal to 5% of gross receipts, as defined in the agreements. Pursuant to an amendment to the joint venture agreement and as consideration for services provided relating to the litigation discussed in Note 6, HMF Associates paid the property manager fees of $96,000 and $76,000 during fiscal 1995 and 1994, respectively. Such fees were capitalized as part of the basis of the property.

      One of the joint ventures is required to pay a yearly investor servicing fee to PWIP7 of $2,500.

      Accounts payable - affiliates at September 30, 1996 and 1995 consist primarily of management fees and reimbursements owed to the property managers of the operating properties. Loans from venturers at September 30, 1996 and 1995 of $366,000 and $449,000, respectively, represent loans plus accrued interest payable to the partners of the HMF Associates joint venture. Included in interest expense for the years ended September 30, 1996, 1995 and 1994 is $17,000, $36,000 and $78,000, respectively, of interest on such loans.

5.    Long-term debt

      Long-term debt at September 30, 1996 and 1995 consists of the following (in thousands):

                                                             1996       1995
                                                             ----       ----

     7.6% mortgage loan,  secured by the
     Colony Apartments property, payable
     in monthly installments,  including
     principal   and  interest  of  $130
     through  August 1,  2002,  at which
     time    the     final     principal
     installment  of  $15,277  plus  any
     accrued  interest is due.  The fair
     value  of  this  note  payable  was
     approximately    $16,972    as   of
     September   30,  1996.                                 $17,136   $ 17,380

     9-1/2%  mortgage  loan,  secured by
     the Colony Square  Shopping  Center
     property,    payable   in   monthly
     installments of $14 through October
     1, 2006 with the remaining  balance
     ($10,581)   due  and   payable   on
     November 1, 2006. The fair value of
     this note payable was approximately
     $1,116 as of  September  30,  1996.
     1,078 1,139

     First mortgage loan, secured by the
     Meadows  on  the  Lake   Apartments
     property.  Monthly  installments of
     principal,   based  on  a   25-year
     amortization      schedule,     and
     interest, based on LIBOR plus 2.25%
     (7.6875% at  September  30,  1996),
     through  maturity  on  February  5,
     2000.  The fair  value of this note
     payable  approximated  its carrying
     value  as of  September  30,  1996.                      4,773     4,822

     First  mortgage  loans  made to the
     HMF Associates joint venture, which
     loans are secured by first deeds of
     trust on the  operating  investment
     properties   owned  by  the   joint
     venture.  The  original  loans were
     modified  on March  31,  1992  (see
     discussion below). 23,306 22,311
                                                           46,293      45,652

      Less current portion                                (23,691)       (353)
                                                         --------     -------
                                                         $ 22,602     $45,299
                                                         ========     =======


      On August 1, 1995, the $16.75 million non-recourse wraparound mortgage note secured by the Colony Apartments property was refinanced with a new $17.4 million non-recourse mortgage note at a fixed interest rate of 7.6% per annum. The joint venture received a discount of approximately $1,070,000 on the pay-off of the wraparound mortgage loan under the terms of the loan agreement and did not require any contributions from the venture partners to complete the refinancing transaction. The discount was recorded by the venture as an extraordinary gain on settlement of debt obligation. PWIP7 was allocated 100% of such extraordinary gain. As a condition of the new loan, the Colony Apartments joint venture was required to establish an escrow account in the amount of $685,000 for the completion of agreed upon repairs, $156,600 for capital replacement reserves and $600,000 for real estate taxes. Despite the significant decrease in the interest rate on the mortgage loan, the venture's monthly debt service will only decrease by approximately $28,000 due to the higher principal balance and the monthly principal amortization required under the new loan agreement.

      On March 31, 1992 the loans secured by the apartment properties owned by HMF Associates were modified whereby all accrued and unpaid interest was converted to principal. Subject to lender approval, the joint venture may obtain additional advances up to $9,100,000 ($4,320,000 remaining at September 30, 1996 and 1995, respectively) to fund certain operating expenses of the Partnership and to cure construction damages in the operating investment properties (see
Note 3). The loans and additional advances bear interest at a rate of 9% per annum. Monthly payments are made in an amount equal to the "net operating income", as defined, for the prior month. Unpaid interest is added to the principal balance of the indebtedness on a monthly basis. The final maturity date of the loan secured by the Enchanted Woods Apartments is June 1, 1997, while the maturity date of the loans secured by the Hunt Club and Marina Club properties is July 1, 1997, at which time all unpaid principal, interest and advances are due. Despite the successful lease-up of the properties following the completion of the required repairs, the venture's net operating income level is not sufficient to fully cover the interest accruing on the outstanding debt obligation. As a result, the total obligation due to the mortgage lender will continue to increase through the scheduled maturity date. Furthermore, the current aggregate estimated fair value of the operating investment properties, while higher than their net carrying values, is substantially lower that the outstanding obligation to the first mortgage holder as of September 30, 1996. Accordingly, it is unlikely that the venture will be able to settle or refinancing the debt at the time of the fiscal 1997 maturity. The result could be a foreclosure of all three of the operating investment properties. As a result of these circumstances, it is not practicable for management to estimate the fair value of the mortgage debt obligation as of September 30, 1996.

      Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows (in thousands):

              1997              $  23,691
              1998                    418
              1999                    454
              2000                  5,012
              2001                    455
        Thereafter                 16,263
                                ---------
                                $  46,293
                                =========
6.  Leases

      Chicago Colony Square Associates leases shopping center space to retail tenants under operating leases. Lease effective dates range from 12 to 192 months. Approximate future minimum payments to the joint venture under non cancelable operating lease agreements are as follows (in thousands):

              1997                $   346
              1998                    154
              1999                     86
              2000                     56
              2001                     37
                                  -------
                                  $   679
                                  =======

Schedule III - Real Estate and Accumulated Depreciation
                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                               September 30, 1996
                                 (In thousands)
                              Initial Cost to                    Gross Amount at Which Carried at                      Life on Which
                              Partnership            Costs                 Close of period                             Depreciation
                                    Buildings      Capitalized       Buildings,                                         in Latest
                                    Improvements  (Removed)          Improvements                                       Income
                                    & Personal   Subsequent to       & Personal       Accumulated  Date of      Date    Statement
 Description  Encumbrances    Land  Property    Acquisition    Land  Property   Total Depreciation Construction Acquired is Computed
 -----------  ------------    ----  --------    -----------    ----  --------   ------ ----------- ------------- -------- ---------
COMBINED JOINT VENTURES:

Apartment Complex
Mount Prospect,
 IL                $17,136    $ 3,132   $25,378    $(393)      $ 2,875  $25,242   $28,117   $12,002    1975      12/27/85 5-30 yrs.

Shopping Center
Mount Prospect,
IL                   1,078      1,014     1,883      (12)          985    1,900     2,885       668    1978      12/27/85 5-30 yrs.

Apartment Complex
Birmingham, AL       4,773        480     7,497      547           506    8,018     8,524     4,087    1985-86   6/19/86  5-30 yrs.

Apartment Complexes:
Enchanted Woods, Hunt
Club and Marina Club                                                                                  5/29/87 &
Seattle, WA        23,306      2,106     14,150    2,322         2,106   16,472    18,578     5,328    1987      6/29/87  5-27.5 yrs
                   -------    ------    -------   ------        -------  ------   -------    ------

                  $46,293    $ 6,732    $48,908   $2,464       $ 6,472  $51,632   $58,104   $22,085
                  =======    =======    =======   ======        ======  =======   =======   =======
Notes
(A) The  aggregate  cost of real estate owned at September  30, 1996 for Federal income  tax  purposes  is  approximately  $61,421.
(B) See  Note 5 to  Combined Financial  Statements for a description of the terms of the debt encumbering the properties.
(C) Reconciliation of real estate owned:
                                                         1996           1995         1994
                                                         ----           ----         ----

      Balance at beginning of year                      $56,916        $57,812       $57,996
      Acquisitions and improvements                       1,188          1,624         1,495
      Reductions due to receipt of insurance
         settlement proceeds                                  -        (2,520)        (1,679)
                                                        ------         -------       -------
      Balance at end of year                            $58,104        $56,916       $57,812
                                                        =======        =======       =======

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of year                      $20,319        $18,668       $17,139
      Depreciation expense                                1,766          1,651         1,529
                                                        -------        -------       -------
      Balance at end of year                            $22,085        $20,319       $18,668
                                                        =======        =======       =======
