Form 10-Q
period 1996-12-31
PAINEWEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1997-02-12
CIK 762130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

                           CONSOLIDATED BALANCE SHEETS
              December 31, 1996 and September 30, 1996 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                 December 31    September 30
                                                 -----------    ------------

Operating investment property:
   Land                                           $      698     $     698
   Buildings and improvements                          4,294         4,294
   Equipment and fixtures                                107           107
                                                  ----------     ---------
                                                       5,099         5,099
   Less accumulated depreciation                      (1,684)       (1,651)
                                                  ----------     ---------
                                                       3,415         3,448

Cash and cash equivalents                              5,642         5,067
Escrowed funds                                            14            74
Accounts receivable                                      101           107
Accounts receivable - affiliates                           2             2
Deferred expenses, net                                   117           122
Other assets                                              34            32
                                                  -----------    ---------
                                                  $    9,325     $   8,852
                                                  ==========     =========

                        LIABILITIES AND PARTNERS' DEFICIT

Equity in losses from  unconsolidated
   joint ventures in excess
   of investments and advances                    $    9,065     $   8,413
Mortgage note payable                                  1,658         1,671
Accounts payable and accrued expenses                     49            61
Accrued interest payable                                  15            15
Accrued real estate taxes                                  -            59
Other liabilities                                          9            10
Partners' deficit                                     (1,471)       (1,377)
                                                  ----------     ---------
                                                  $    9,325     $   8,852
                                                  ==========     =========














                             See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three months ended December 31, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)


                                               1996                     1995
                                               ----                     ----

Revenues:
   Rental income and expense recoveries      $    119                $    143
   Interest and other income                       80                      56
                                             --------                ---------
                                                  199                     199
Expenses:
   Mortgage interest                               48                      50
   Property operating expenses                     38                      29
   Depreciation and amortization                   36                      38
   Real estate taxes                               22                      19
   General and administrative                      39                     112
                                             --------                --------
                                                  183                     248
                                             --------                --------

Operating income (loss)                            16                     (49)

Partnership's share of unconsolidated
  ventures' losses                               (110)                    (26)
                                             --------                ---------


Net loss                                     $    (94)               $    (75)
                                             ========                ========

Net loss per Limited Partnership Unit         $ (2.44)                 $(1.96)
                                              =======                  ======



   The above net loss per Limited Partnership Unit is based upon the 37,969 Limited Partnership Units outstanding during each period.




















                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
        For the three months ended December 31, 1996 and 1995 (Unaudited)
                                 (In thousands)


                                                   General      Limited
                                                   Partners     Partners
                                                   --------     --------

Balance at September 30, 1995                      $    (752)    $    (221)
Net loss                                                  (1)          (74)
                                                   ---------     ---------
Balance at December 31, 1995                       $    (753)    $    (295)
                                                   =========     =========

Balance at September 30, 1996                      $    (756)    $    (621)
Net loss                                                  (1)          (93)
                                                   ---------     ---------
Balance at December 31, 1996                       $    (757)    $    (714)
                                                   =========     =========


































                             See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the three months ended December 31, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                            1996          1995
                                                            ----          ----
Cash flows from operating activities:
  Net loss                                                 $  (94)     $  (75)
  Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
    Depreciation and amortization                              36          38
    Amortization of deferred financing costs                    2           2
    Partnership's share of unconsolidated ventures' losses    110          26
    Changes in assets and liabilities:
      Escrow deposits                                          60          57
      Accounts receivable                                       6         (37)
      Accounts receivable - affiliate                           -          (1)
      Other assets                                             (2)          1
      Accounts payable and accrued expenses                   (12)         (7)
      Accrued real estate taxes                               (59)        (60)
      Other liabilities                                        (1)          -
                                                          -------      ------
        Total adjustments                                     140          19
                                                          -------      ------
        Net cash provided by (used in)
          operating activities                                 46         (56)

Cash flows from investing activities:
   Distributions from unconsolidated joint ventures           542         667

Cash flows from financing activities:
   Principal payments on long-term debt                       (13)        (13)
                                                          -------      ------
Net increase in cash and cash equivalents                     575         598

Cash and cash equivalents, beginning of period              5,067       3,252
                                                          -------      ------

Cash and cash equivalents, end of period                  $ 5,642      $3,850
                                                          =======      ======

Cash paid during the period for interest                  $    46      $   48
                                                          =======      ======











                             See accompanying notes.

                         PAINE WEBBER INCOME PROPERTIES
                            SEVEN LIMITED PARTNERSHIP
                  Notes to Consolidated Financial Statements
                                   (Unaudited)


1. General

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1996. In the opinion of management, the accompanying consolidated financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1996 and September 30, 1996 and revenues and expenses for the three months ended December 31, 1996 and 1995. Actual results could differ from the estimates and assumptions used.

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

      Summarized operations of the four unconsolidated joint ventures for the three months ended December 31, 1996 and 1995 are as follows:

                    Condensed Combined Summary of Operations
             For the three months ended December 31, 1996 and 1995
                                 (in thousands)
                                                1996                    1995
                                                ----                    ----

   Rental revenues and expense recoveries      $2,644                  $2,622
   Interest and other income                      100                     103
                                               ------                  ------
                                                2,744                   2,725

   Property operating expenses                    951                     885
   Interest expense                               999                     969
   Real estate taxes                              476                     484
   Depreciation and amortization                  430                     418
                                               ------                  ------
                                                2,856                   2,756
                                               ------                  ------
   Net loss                                    $ (112)                 $  (31)
                                               ======                  ======

   Net loss:
     Partnership's share of combined losses    $ (108)                 $  (24)
     Co-venturers' share of combined losses        (4)                     (7)
                                               ------                  ------
                                               $ (112)                 $  (31)
                                               ======                  ======

               Reconciliation of Partnership's Share of Operations
              For the three months ended December 31, 1996 and 1995
                                 (in thousands)

                                                1996                    1995
                                                ----                    ----

   Partnership's share of combined
     losses, as shown above                    $ (108)                 $  (24)
   Amortization of excess basis                    (2)                     (2)
                                               ------                  ------
   Partnership's share of
     unconsolidated ventures' losses           $ (110)                 $  (26)
                                               ======                  =======

      As discussed further in the Annual Report, HMF Associates is a joint venture in which the Partnership has an interest and which owns three multi-family apartment properties in the Seattle, Washington area: the Enchanted Woods Apartments, the Hunt Club Apartments and the Marine Club Apartments. The maturity date of the loan secured by the Enchanted Woods Apartments is June 1, 1997, while the maturity date of the loans secured by the Hunt Club and Marina Club properties is July 1, 1997, at which time all unpaid principal, interest and advances are due. At the present time, the venture's net operating income level is not sufficient to fully cover the interest accruing on the outstanding debt obligations. As a result, the total obligation due to the mortgage lender will continue to increase through the scheduled maturity dates. Furthermore, the current aggregate estimated fair value of the operating investment properties is substantially lower than the outstanding obligations to the first mortgage holder as of December 31, 1996. Accordingly, it is unlikely that the venture will be able to settle or refinance the debt at the time of the fiscal 1997 maturities. The result could be a foreclosure of the operating investment properties. The Partnership has a large negative carrying value for its investment in HMF Associates as of December 31, 1996 because prior year equity method losses and distributions have exceeded the Partnership's investments in the venture. Consequently, the Partnership would recognize a gain upon the foreclosure of the operating investment properties.

3. Operating Investment Property

      The Partnership has a controlling interest in one joint venture, West Palm Beach Concourse Associates, which owns the Concourse Retail Plaza. The Retail Plaza consists of 30,473 net rentable square feet located in West Palm Beach Florida. Subsequent to a settlement and assignment agreement executed in fiscal 1990, the Partnership's co-venture partner is Seventh Income Properties Fund, Inc., the Managing General Partner of the Partnership. The amended and restated terms of the joint venture agreement are more fully described in the Partnership's Annual Report. The Partnership employs the services of a local unaffiliated property management company to administer the day-to-day operations of the investment property.

      The following is a summary of property operating expenses for the three-month periods ended December 31, 1996 and 1995 (in thousands):

                                                1996                    1995
                                                ----                    ----

      Repairs and maintenance                  $    7                  $    4
      Utilities                                     1                       1
      Insurance                                     2                       1
      Administrative and other                     24                      19
      Management fees                               4                       4
                                               ------                  ------
                                               $   38                  $   29
                                               ======                  ======

4.    Mortgage Note Payable

      Mortgage note payable on the consolidated balance sheets relates to the Partnership's consolidated joint venture, West Palm Beach Concourse Associates, and is secured by the venture's operating investment property. At December 31, 1996 and September 30, 1996, mortgage note payable consists of the following (in thousands):

                                                   December 31    September 30
                                                   -----------    ------------


     11.12% first  mortgage,  payable in
     installments   of  $20  per  month,
     including interest, through January
     1, 2005. All outstanding  principal
     and  accrued  interest  is  due  on
     January 10, 2005. The fair value of
     this note payable  approximated its
     carrying  value as of December  31,
     1996.                                        $ 1,658           $ 1,671

      In accordance with the Concourse mortgage loan agreements, certain insurance premiums and real estate taxes are required to be held in escrow. The balance of escrow deposits on the accompanying balance sheets at December 31, 1996 and September 30, 1996 consists of such escrowed insurance premiums and real estate taxes in the aggregate amounts of $14,000 and $74,000, respectively.

5. Related Party Transactions

      Accounts receivable - affiliates at December 31, 1996 and September 30, 1996 consist of investor service fees due from the Daniel Meadows Partnership of $2,500 and $1,875, respectively.

      Included in general and administrative expenses for the three months ended December 31, 1996 and 1995 is $21,000 and $21,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three months ended December 31, 1996 and 1995 is $6,000 and $5,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

6. Contingencies

      As discussed in more detail in the Annual Report for the year ended September 30, 1996, the Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to determine what impact, if any, the resolution of these matter may have on the Partnership's financial statements, taken as a whole.

           PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

    As discussed in the Special Report mailed to the Unitholders in December 1996, due to improvements in the Partnership's cash flow and the expectation that it will continue in the future, the Partnership has reinstated the payment of regular quarterly distributions at the annual rate of 2.5% on an original $1,000 investment. The first payment of $6.25 per original $1,000 Unit will be made on February 14, 1997 for the quarter ended December 31, 1996. The payment of quarterly distributions was discontinued in early 1990 primarily due to the lack of cash flow from several of the Partnership's investments. The plan to reinstate quarterly distributions is attributable to the improvement in property operations and the lower debt service costs at the Colony Apartments and The Meadows on the Lake Apartments, which represent a combined 48% of the Partnership's original investment portfolio. The Partnership will also make a special distribution of $40 per original $1,000 investment on February 14, 1997 to Unitholders of record on December 31, 1996. This amount represents a distribution of Partnership reserves which exceed expected future requirements.

    The Partnership retains an interest in all five of its original joint ventures, although the office portion of the investment in the mixed-use
Concourse property was lost through foreclosure proceedings by the first mortgage lender on December 17, 1992. In addition, as discussed further below, the Partnership does not currently expect to receive any proceeds from the disposition of the three Seattle, Washington area apartment properties owned by HMF Associates because the mortgage debt obligations secured by the properties significantly exceed the estimated fair market values of the properties as of December 31, 1996. These mortgage debt obligations are scheduled to mature in fiscal 1997, at which time all three operating properties could be lost to foreclosure. The loss of the Concourse Office Towers to foreclosure in fiscal 1993 and the expected loss of the three properties owned by HMF Associates means that the Partnership will be unable to return the full amount of the original invested capital to the Limited Partners. The two office towers represented 28% of the Partnership's original investment portfolio. The three apartment complexes owned by HMF Associates comprise another 13% of the original investment portfolio. Of the four remaining assets, the two multi-family properties both have significant equity above the outstanding debt obligations based on estimated current property values, while the two retail properties would not be expected to yield substantial net proceeds after the mortgage debt if sold under current market conditions.

    During the first quarter of fiscal 1997, the Partnership received cash flow distributions of $184,000 from the Colony Apartments joint venture and $358,000 from the Meadows joint venture. During the third quarter of fiscal 1996, the Meadows joint venture completed the final phase of the repair work on the construction defects at the property using the proceeds from the insurance settlement originally escrowed with the lender plus excess cash flow from property operations. There was minimal disruption to the property's tenants during this repair process, and there has been no apparent adverse effect on the market value of the investment property as a result of this situation. Occupancy levels remained in the mid-to-high 90% range throughout the period in which the repairs were completed, and the property's effective rental rates are comparable to other apartment communities in its sub-market. With the repair work at The Meadows on the Lake Apartments completed, the venture has begun generating regular distributions of excess cash flow to the Partnership. Future distributions from the Colony Apartments and Meadows joint ventures are expected to be sufficient to fund the Partnership's operating costs, allow for the payment of quarterly distributions to the Unitholders and provide adequate liquidity to fund the capital needs which may exist at the other joint venture investment properties. Assuming that the overall market for multi-family apartment properties remains strong, the Partnership may have favorable opportunities to sell its interests in the Colony Apartments and The Meadows on the Lake Apartments in the near term. The sales of these two assets, which, as discussed above, represent the Partnership's sole sources of liquidity, would likely prompt the accelerated dispositions of the remaining investment properties. Under such circumstances, the Partnership could be positioned for a possible liquidation within the next 2-to-3 years. However, there are no assurances that the Partnership will be able to complete the disposition of its remaining investments within this time frame.

    Occupancy levels at the Concourse Retail Plaza and the Colony Square Shopping Center were 90% and 97%, respectively, as of December 31, 1996. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. It remains unclear at this time what impact, if any, this general trend will have on the operations and/or market values of the Partnership's retail properties in the near term. Management continues to closely monitor the operating performance of the three restaurant tenants at the Concourse Retail Plaza. Two of these tenants, which occupy approximately 40% of the property's leasable space, reported declining sales during fiscal 1996 and fell behind on their rental payments. Management negotiated agreements with both tenants to cure the rental delinquencies which, in one of the cases, involved the forgiveness of a portion of the delinquency and a reduction in the future monthly rent payment in return for an increase in the term of the lease obligation. One of these tenants is currently meeting the modified terms of its rental obligations. However, the other tenant, which occupies 28% of the center, has continued to report operational difficulties and recently fell behind on its new rental payment arrangement. The Colony Square Shopping Center was 97% occupied as of December 31, 1996. Subsequent to the quarter end, a lease was signed for the remaining 1,200 square feet of vacant space, bringing the property to 100% leased. Despite the positive leasing developments, the Colony Square joint venture still does not produce any significant excess net cash flow after its debt service payments. Upcoming improvements to the property include the conversion from an electric heating system to a gas system.

      As previously reported, under the terms of the HMF Associates loan modification executed in fiscal 1992, all accrued and unpaid interest outstanding as of June 30, 1992 was converted to principal. Subject to lender approval, the Partnership was entitled to obtain additional advances up to $9,100,000 to fund certain operating expenses of the joint venture and to cure the construction defects in the operating investment properties. The loans and any additional advances bear interest at a rate of 9% per annum. As of December 31, 1996, additional lender advances totalling approximately $4.8 million have been made, and the total debt obligation of the joint venture totalled $23.5 million. Monthly payments are made in an amount equal to the "net operating income", as defined, for the prior month. Unpaid interest is added to the principal balance of the indebtedness on a monthly basis. The maturity date of the loan secured by the Enchanted Woods Apartments is June 1, 1997, while the maturity date of the loans secured by the Hunt Club and Marina Club properties is July 1, 1997, at which time all unpaid principal, interest and advances are due. Despite the successful remediation of the properties' construction defects and the subsequent lease-up of the apartment units, the venture's net operating income level is not sufficient to fully cover the interest accruing on the outstanding debt obligations. As a result, the total obligation due to the mortgage lender will continue to increase through the scheduled maturity dates. Furthermore, the current aggregate estimated value of the investment properties is substantially less than the venture's outstanding debt obligations as of December 31, 1996. Accordingly, it is unlikely that the venture will be able to settle or refinance the debt at the time of the fiscal 1997 maturities. The result could be a foreclosure of all three of the operating investment properties. The Partnership has a large negative carrying value for its investment in HMF Associates as of December 31, 1996 because prior year equity method losses and distributions have exceeded the Partnership's investments in the venture. Consequently, the Partnership would recognize a gain for both book and tax purposes upon the foreclosure of the operating investment properties.

      Management has had numerous discussions with the mortgage holder for the properties owned by HMF Associates regarding a possible loan modification aimed at preventing the further accumulation of the deferred interest and reducing the overall debt obligation. Such a plan would involve the prepayment of the existing mortgage indebtedness at a discount and would require an equity infusion by the venture of between approximately $1 million and $1.5 million. Management of the Partnership has evaluated whether an additional investment of this magnitude in the venture would be economically prudent in light of the future appreciation potential of the properties and has concluded that it would be unwise to commit the additional equity investment required to effect the proposed debt restructuring. Management continues to examine alternative value creation scenarios, however, it appears unlikely at the present time that the Partnership will realize any future proceeds from the ultimate disposition of its interests in these three properties.

    At December 31, 1996 the Partnership and its consolidated venture had cash and cash equivalents of approximately $5,642,000. Such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses, distributions to partners, as discussed further above, and the funding of operating deficits or capital improvements of the joint ventures in accordance with the terms of the respective joint venture agreements, to the extent economically justified. The source of future liquidity and distributions to the partners is expected to be from available net cash flow generated by the operations of the Partnership's investment properties and from net proceeds from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and a long-term basis.

Results of Operations
Three Months Ended December 31, 1996
------------------------------------
        The Partnership reported a net loss of $94,000 for the three months ended September 30, 1996, as compared to a net loss of $75,000 for the same period in the prior year. This increase in the Partnership's net loss is attributable to an $84,000 increase in the Partnership's share of unconsolidated ventures' losses which was partially offset by a favorable change in the Partnership's operating income (loss) of $65,000. The increase in the Partnership's share of unconsolidated ventures' losses is primarily attributable to increases in property operating expenses and interest expense which were partially offset by a small improvement in rental revenues. Property operating expenses were higher for the three months ended December 31, 1996 by $66,000 due to increases at each of the five unconsolidated joint ventures, primarily in the area of repairs and maintenance costs. Interest expense increased by $30,000 mainly due to the accumulating principal balance on the mortgage loans secured by properties owned by HMF Associates, as discussed further above. Rental revenues increased by $22,000 primarily due to an increase in rental rates at the Colony Apartments for the current three-month period. The favorable change in the Partnership's operating income (loss) is primarily attributable to a decrease in general and administrative expenses. General and administrative expenses decreased by $73,000 primarily due to certain additional professional fees incurred in the first quarter of fiscal 1996.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     The status of the litigation involving the Partnership's General Partners and their affiliates remains unchanged from what was reported in the Annual Report on Form 10-K for the year ended September 30, 1996.

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


                              PAINE WEBBER INCOME PROPERTIES SEVEN
                                    LIMITED PARTNERSHIP


                              By:  SEVENTH INCOME PROPERTIES FUND, INC.
                                   Managing General Partner




                              By:  /s/ Walter V. Arnold
                                  ---------------------
                                  Walter V. Arnold
                                  Senior Vice President and
                                  Chief Financial Officer


Dated:  February 12, 1997