Form 10-Q
period 1997-03-31
PAINEWEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1997-05-13
CIK 762130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                      ----------------------------------

                                  FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                         CONSOLIDATED BALANCE SHEETS
              March 31, 1997 and September 30, 1996 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                   March 31     September 30
                                                   --------     ------------

Operating investment property:
   Land                                            $     698     $     698
   Buildings and improvements                          4,294         4,294
   Equipment and fixtures                                107           107
                                                   ---------     ---------
                                                       5,099         5,099
   Less accumulated depreciation                      (1,717)       (1,651)
                                                   ---------     ---------
                                                       3,382         3,448

Cash and cash equivalents                              4,072         5,067
Escrowed funds                                            35            74
Accounts receivable                                       95           107
Accounts receivable - affiliates                           3             2
Deferred expenses, net                                   112           122
Other assets                                              30            32
                                                   ---------     ---------
                                                   $   7,729     $   8,852
                                                   =========     =========

                      LIABILITIES AND PARTNERS' DEFICIT

Equity in losses from  unconsolidated
   joint ventures in excess of investments
   and advances                                   $    9,243     $   8,413
Mortgage note payable                                  1,643         1,671
Accounts payable and accrued expenses                     49            61
Accrued interest payable                                  15            15
Accrued real estate taxes                                 20            59
Other liabilities                                          9            10
Partners' deficit                                     (3,250)       (1,377)
                                                   ---------     ---------
                                                   $   7,729     $   8,852
                                                   =========     =========














                           See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three and six months ended March 31, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                   Three Months Ended       Six Months Ended
                                        March 31,                March 31,
                                   ------------------      ------------------
                                    1997        1996         1997       1996
                                    ----        ----         ----       ----

Revenues:
   Rental income and expense
     recoveries                    $  123     $  119        $  242     $  262
   Interest and other income           70         58           150        114
                                   ------     ------        ------     ------
                                      193         177         392         376
Expenses:
   Mortgage interest                   47          50          95         100
   Property operating expenses         25          49          63          78
   Depreciation and amortization       37          39          73          77
   Real estate taxes                   19          18          41          37
   General and administrative          77          66         116         178
                                   ------      ------      ------      ------
                                      205         222         388         470
                                   ------      ------      ------      ------

Operating income (loss)               (12)        (45)          4         (94)

Partnership's share of
  unconsolidated ventures'
  losses                               (8)        (71)       (118)       (125)
                                   ------      ------      ------      ------

Net loss                           $  (20)     $ (116)     $ (114)     $ (219)
                                   ======      ======      ======      ======

Net loss per Limited
  Partnership Unit                 $(0.52)     $(3.02)     $(2.99)     $(5.71)
                                   ======      ======      ======      ======


Cash distributions per
  Limited Partnership Unit        $ 46.25     $    -      $ 46.25      $    -
                                  =======     ======      ======       ======


   The above net loss and cash distributions per Limited Partnership Unit are based upon the 37,969 Limited Partnership Units outstanding during each period.

















                           See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
          For the six months ended March 31, 1997 and 1996 (Unaudited)
                                 (In thousands)


                                                   General       Limited
                                                   Partners      Partners
                                                   --------      --------

Balance at September 30, 1995                      $    (752)    $    (221)
Net loss                                                  (2)         (217)
                                                   ---------     ---------
Balance at March 31, 1996                          $    (754)    $    (438)
                                                   =========     =========

Balance at September 30, 1996                      $    (756)    $    (621)
Cash distributions                                        (3)       (1,756)
Net loss                                                  (1)         (113)
                                                   ---------     ---------
Balance at March 31, 1997                          $    (760)    $  (2,490)
                                                   =========     =========


































                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the six months ended March 31, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                             1997        1996
                                                             ----        ----
Cash flows from operating activities:
  Net loss                                                 $  (114)    $ (219)
  Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
    Depreciation and amortization                              73          77
    Amortization of deferred financing costs                    3           5
    Partnership's share of unconsolidated ventures' losses    118         125
    Changes in assets and liabilities:
      Escrow deposits                                          39          35
      Accounts receivable                                       9         (18)
      Accounts receivable - affiliate                           2          (1)
      Other assets                                              2           3
      Accounts payable and accrued expenses                   (12)        (10)
      Accrued real estate taxes                               (39)        (40)
      Other liabilities                                        (1)          -
                                                           ------      ------

        Total adjustments                                     194         176
                                                           ------      ------
        Net cash provided by (used in) operating
          activities                                           80        (43)

Cash flows from investing activities:
   Distributions from unconsolidated joint ventures           712       1,226

Cash flows from financing activities:
   Principal payments on long-term debt                       (28)        (25)
   Distributions to partners                               (1,759)          -
                                                           ------      ------
        Net cash used in financing activities              (1,787)        (25)
                                                           ------      ------

Net (decrease) increase in cash and cash equivalents         (995)      1,158

Cash and cash equivalents, beginning of period              5,067       3,252
                                                           ------      ------

Cash and cash equivalents, end of period                   $4,072      $4,410
                                                           ======      ======

Cash paid during the period for interest                   $   92      $   95
                                                           ======      ======











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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1997 and September 30, 1996 and revenues and expenses for the three and six months ended March 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2. Related Party Transactions

      Accounts receivable - affiliates at March 31, 1997 and September 30, 1996 consist of investor service fees due from the Daniel Meadows Partnership of $3,000 and $2,000, respectively.

      Included in general and administrative expenses for both the six months ended March 31, 1997 and 1996 is $43,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for both the six months ended March 31, 1997 and 1996 is $6,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3. Investments in Unconsolidated Joint Venture Partnerships

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

      Summarized operations of the four unconsolidated joint ventures for the three months and six months ended March 31, 1997 and 1996 are as follows:

                    Condensed Combined Summary of Operations
               For the three months ended March 31, 1997 and 1996
                                 (in thousands)

                                    Three Months Ended       Six Months Ended
                                        March 31,                March 31,
                                   -------------------      ------------------
                                    1997        1996        1997        1996
                                    ----        ----        ----        ----

   Rental revenues and expense
     recoveries                    $2,705      $2,581      $5,349     $ 5,203
   Interest and other income          126          84         226         187
                                   ------      ------      ------     -------
                                    2,831       2,665       5,575       5,390

   Property operating expenses        982         887       1,933       1,772
   Interest expense                   983         967       1,982       1,936
   Real estate taxes                  463         462         939         946
   Depreciation and amortization      412         397         842         815
                                   ------      ------      ------     -------
                                    2,840       2,713       5,696       5,469
                                   ------      ------      ------     -------
   Net loss                        $   (9)     $  (48)     $ (121)    $   (79)
                                   ======      ======      ======     =======

   Net loss:
     Partnership's share of
      combined income (losses)    $   (7)     $  (70)     $ (115)     $ (122)
     Co-venturers' share of
      combined income (losses)        (2)          22         (6)         43
                                  ------      -------     -------     ------
                                  $   (9)     $  (48)     $ (121)     $  (79)
                                  ======      ======      ======      ======

               Reconciliation of Partnership's Share of Operations
           For the three and six months ended March 31, 1997 and 1996
                                 (in thousands)

                                   Three Months Ended       Six Months Ended
                                         March 31,               March 31,
                                    -----------------      -------------------
                                    1997        1996        1997        1996
                                    ----        ----        ----        ----

   Partnership's share of combined
     losses, as shown above        $   (7)     $  (70)     $ (115)     $ (122)
   Amortization of excess basis        (1)         (1)         (3)         (3)
                                   ------      ------      ------      ------

   Partnership's share of
     unconsolidated ventures'
     losses                        $   (8)     $  (71)     $ (118)     $ (125)
                                   ======      ======      ======      ======


      As discussed further in the Annual Report, HMF Associates is a joint venture in which the Partnership has an interest and which owns three multi-family apartment properties in the Seattle, Washington area: the Enchanted Woods Apartments, the Hunt Club Apartments and the Marina Club Apartments. The maturity date of the loan secured by the Enchanted Woods Apartments is June 1, 1997, while the maturity date of the loans secured by the Hunt Club and Marina Club properties is July 1, 1997, at which time all unpaid principal, interest and advances are due. At the present time, the venture's net operating income level is not sufficient to fully cover the interest accruing on the outstanding debt obligations. As a result, the total obligation due to the mortgage lender will continue to increase through the scheduled maturity dates. Furthermore, the current aggregate estimated fair value of the operating investment properties is substantially lower than the outstanding obligations to the first mortgage holder which total approximately $23.5 million as of March 31, 1997. Management has had numerous discussions with the mortgage holder for the properties owned by HMF Associates regarding a possible loan modification aimed at preventing the further accumulation of deferred interest and reducing the overall debt obligations. Such a plan would have required a sizable equity infusion by the venture. During fiscal 1996, management of the Partnership evaluated whether an additional investment in the venture would be economically prudent in light of the future appreciation potential of the properties and concluded that it would be unwise to commit the additional equity investment required to effect the proposed debt restructuring. During fiscal 1997, the Partnership and its co-venture partner have continued to have discussions with the lender, and subsequent to March 31, 1997, the lender agreed to an additional loan modification which provides the venture with an opportunity to complete a sale transaction prior to the loan maturity dates. Any sale of the properties is expected to be for an amount significantly below the outstanding debt balance. However, under the terms of the agreement with the lender, the Partnership and the co-venture partner can qualify to receive a nominal payment from the sales proceeds at a specified level if a sale is completed by June 30, 1997 and certain other conditions are met. During the quarter ended March 31, 1997, the Partnership received an offer to purchase the Hunt Club, Marina Club and Enchanted Woods properties from an unrelated third party for an amount less than the total debt obligation. If the transaction were to close and the conditions referred to above were met, the Partnership could end up receiving a nominal amount from the proceeds of the sale transaction. Subsequent to the end of the quarter, the Partnership negotiated and finalized a purchase and sale agreement with this prospective buyer, and the buyer commenced its 30-day due diligence period on April 25, 1997. However, the sale remains contingent upon the buyer's due diligence and the receipt of a financing commitment. Accordingly, there are no assurances that the transaction will be consummated. The Partnership has a large negative carrying value for its investment in HMF Associates as of March 31, 1997 because prior year equity method losses and distributions have exceeded the Partnership's investments in the venture. Consequently, the Partnership would recognize a gain upon the sale or foreclosure of the operating investment properties.

4. Operating Investment Property

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

      The following is a summary of property operating expenses for the three and six-month periods ended March 31, 1997 and 1996 (in thousands):

                                      Three Months Ended      Six Months Ended
                                           March 31,              March 31,
                                      ------------------    ------------------
                                      1997      1996          1997      1996
                                      ----      ----          ----      ----

     Repairs and maintenance        $   7    $    2         $  14     $   6
     Utilities                          1         1             2         2
     Insurance                          1         2             3         3
     Administrative and other          12        17            36        36
     Bad debt                           -        24             -        24
     Management fees                    4         3             8         7
                                   ------    ------        ------     -----
                                   $   25    $   49        $   63     $  78
                                   ======    ======        ======     =====

5.    Mortgage Note Payable

      Mortgage note payable on the consolidated balance sheets relates to the Partnership's consolidated joint venture, West Palm Beach Concourse Associates, and is secured by the venture's operating investment property. At March 31, 1997 and September 30, 1996, mortgage note payable consists of the following (in thousands):

                                                      March 31   September 30
                                                      --------   ------------

     11.12% first  mortgage,  payable in
     installments   of  $20  per  month,
     including interest, through January
     1, 2005. All outstanding  principal
     and  accrued  interest  is  due  on
     January 10, 2005. The fair value of
     this note payable  approximated its
     carrying  value  as  of  March  31,
     1997.                                            $ 1,643     $ 1,671
                                                      =======     =======

     In accordance with the Concourse mortgage loan agreements, certain insurance premiums and real estate taxes are required to be held in escrow. The balance of escrow deposits on the accompanying balance sheets at March 31, 1997 and September 30, 1996 consists of such escrowed insurance premiums and real estate taxes in the aggregate amounts of $35,000 and $74,000, respectively.

           PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

    As discussed in the Special Report mailed to the Unitholders in December 1996, due to improvements in the Partnership's cash flow and the expectation that it will continue in the future, the Partnership reinstated the payment of regular quarterly distributions at the annual rate of 2.5% on remaining invested capital effective with the payment made on February 14, 1997 for the quarter ended December 31, 1996. The payment of quarterly distributions was discontinued in early 1990 primarily due to the lack of cash flow from several of the Partnership's investments. The plan to reinstate quarterly distributions is attributable to the improvement in property operations and the lower debt service costs at the Colony Apartments and The Meadows on the Lake Apartments, which represent a combined 48% of the Partnership's original investment portfolio. The Partnership also made a special distribution of $40 per original $1,000 investment on February 14, 1997 to Unitholders of record on December 31, 1996. This amount represented a distribution of Partnership reserves which exceeded expected future requirements.

    The Partnership retains an interest in all five of its original joint ventures, although the office portion of the investment in the mixed-use
Concourse property was lost through foreclosure proceedings by the first mortgage lender on December 17, 1992. The loss of the Concourse Office Towers to foreclosure in fiscal 1993 and the loss of all or a significant portion of the Partnership's equity interest in the three properties owned by HMF Associates, as discussed further below, means that the Partnership will be unable to return the full amount of the original invested capital to the Limited Partners. The two office towers represented 28% of the Partnership's original investment portfolio. The three apartment complexes owned by HMF Associates comprise another 13% of the original investment portfolio. Of the four remaining assets, the two multi-family properties both have significant equity above the outstanding debt obligations based on current estimated property values, while the two retail properties would not be expected to yield substantial net proceeds after the mortgage debt if sold under current market conditions.

    As previously reported, under the terms of the HMF Associates loan modification executed in fiscal 1992, all accrued and unpaid interest outstanding as of June 30, 1992 was converted to principal. Subject to lender approval, the Partnership was entitled to obtain additional advances up to $9,100,000 to fund certain operating expenses of the joint venture and to cure the construction defects in the operating investment properties. The loans and any additional advances bear interest at a rate of 9% per annum. As of March 31, 1997, additional lender advances totalling approximately $4.8 million have been made, and the total debt obligation of the joint venture totalled $23.5 million. Monthly payments are made in an amount equal to the "net operating income", as defined, for the prior month. Unpaid interest is added to the principal balance of the indebtedness on a monthly basis. The maturity date of the loan secured by the Enchanted Woods Apartments is June 1, 1997, while the maturity date of the loans secured by the Hunt Club and Marina Club properties is July 1, 1997, at which time all unpaid principal, interest and advances are due. Despite the successful remediation of the properties' construction defects and the subsequent lease-up of the apartment units, the venture's net operating income level is not sufficient to fully cover the interest accruing on the outstanding debt obligations. As a result, the total obligation due to the mortgage lender will continue to increase through the scheduled maturity dates. Furthermore, the current aggregate estimated fair value of the operating investment properties is substantially lower than the outstanding obligations to the first mortgage holder which total approximately $23.5 million as of March 31, 1997. Management has had numerous discussions with the mortgage holder for the properties owned by HMF Associates regarding a possible loan modification aimed at preventing the further accumulation of deferred interest and reducing the overall debt obligations. Such a plan would have required a sizable equity infusion by the venture. During fiscal 1996, management of the Partnership evaluated whether an additional investment in the venture would be economically prudent in light of the future appreciation potential of the properties and concluded that it would be unwise to commit the additional equity investment required to effect the proposed debt restructuring. During fiscal 1997, the Partnership and its co-venture partner have continued to have discussions with the lender, and subsequent to March 31, 1997, the lender agreed to an additional loan modification which provides the venture with an opportunity to complete a sale transaction prior to the loan maturity dates. Any sale of the properties is expected to be for an amount significantly below the outstanding debt balance. However, under the terms of the agreement with the lender, the Partnership and the co-venture partner can qualify to receive a nominal payment from the sales proceeds at a specified level if a sale is completed by June 30, 1997 and certain other conditions are met. During the quarter ended March 31, 1997, the Partnership received an offer to purchase the Hunt Club, Marina Club and Enchanted Woods properties from an unrelated third party for an amount less than the total debt obligation. If the transaction were to close and the conditions referred to above were met, the Partnership could end up receiving a nominal amount from the proceeds of the sale transaction. Subsequent to the end of the quarter, the Partnership negotiated and finalized a purchase and sale agreement with this prospective buyer, and the buyer commenced its 30-day due diligence period on April 25, 1997. However, the sale remains contingent upon the buyer's due diligence and the receipt of a financing commitment. Accordingly, there are no assurances that the transaction will be consummated. In any event, it is likely that ownership titles to the three properties owned by the HMF joint venture will be transferred either by a sale or by a foreclosure action in fiscal 1997. The Partnership has a large negative carrying value for its investment in HMF Associates as of March 31, 1997 because prior year equity method losses and distributions have exceeded the Partnership's investments in the venture. Consequently, the Partnership would recognize a gain for both book and tax purposes upon either a sale or foreclosure of the operating investment properties.

    Through the first six months of fiscal 1997, the Partnership received cash flow distributions of $275,000 from the Colony Apartments joint venture and $437,000 from the Meadows joint venture. During the third quarter of fiscal 1996, the Meadows joint venture completed the final phase of the repair work on the construction defects at the property using the proceeds from the insurance settlement originally escrowed with the lender plus excess cash flow from property operations. With the repair work at The Meadows on the Lake Apartments completed, the venture has begun generating regular distributions of excess cash flow to the Partnership. Future distributions from the Colony Apartments and Meadows joint ventures are expected to be sufficient to fund the Partnership's operating costs, allow for the payment of quarterly distributions to the Unitholders and provide adequate liquidity to fund the capital needs which may exist at the other joint venture investment properties. During the quarter ended March 31, 1997, the Partnership and its co-venture partners received interest from some prospective purchasers regarding a possible sale of The Meadows on the Lake Apartments. Management is currently reviewing the potential for selling the property. In addition, the Partnership is focusing on potential disposition strategies for the remaining investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2-to-3 years.

     Leasing levels at the Concourse Retail Plaza and the Colony Square Shopping Center were 90% and 100%, respectively, as of March 31, 1997. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space and by the generally flat rate of growth in retail sales. It remains unclear at this time what impact, if any, this general trend will have on the operations and/or market values of the Partnership's retail properties in the near term. Management continues to closely monitor the operating performance of the three restaurant tenants at the Concourse Retail Plaza. Two of these tenants, which occupy approximately 40% of the property's leasable space, reported declining sales during fiscal 1996 and fell behind on their rental payments. Management negotiated agreements with both tenants to cure the rental delinquencies which, in one of the cases, involved the forgiveness of a portion of the delinquency and a reduction in the future monthly rent payment in return for an increase in the term of the lease obligation. One of these tenants is currently meeting the modified terms of its rental obligations. However, the other tenant, which occupies 28% of the center, has continued to report operational difficulties and has fallen behind on its new rental payment arrangement. The property's management team is pursuing legal action against this restaurant tenant, and a court judgment is expected during the summer months. At Colony Square, a new one-year lease was executed during the second quarter of fiscal 1997 for the remaining 1,200 square feet of vacant space at the Center. In addition, a 10,688 square foot restaurant tenant renewed its lease for an additional five years. Despite the positive leasing developments, the Colony Square joint venture still does not produce any significant excess net cash flow after its debt service payments.

    At March 31, 1997 the Partnership and its consolidated venture had cash and cash equivalents of approximately $4,072,000. Such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses, the funding of operating deficits or capital improvements of the joint ventures in accordance with the terms of the respective joint venture agreements, to the extent economically justified, and for distributions to partners. The source of future liquidity and distributions to the partners is expected to be from available net cash flow generated by the operations of the Partnership's investment properties and from net proceeds from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and a long-term basis.

Results of Operations
Three Months Ended March 31, 1997
---------------------------------

    The Partnership reported a net loss of $20,000 for the three months ended March 31, 1997, as compared to a net loss of $116,000 for the same period in the prior year. This $96,000 decrease in the Partnership's net loss for the second quarter was caused by a decrease in the Partnership's share of unconsolidated ventures' losses and a decrease in the Partnership's operating loss. The Partnership's share of unconsolidated ventures' losses decreased by $63,000 in the second quarter of fiscal 1997, when compared to the same period in the prior year, primarily due to increases in rental revenues from the Colony Apartments, Colony Square and HMF Associates joint ventures. Rental revenues from Colony Square and the apartment complexes owned by the HMF joint venture increased mainly due to increases in occupancy when compared to the same three-month period in the prior year while the increase at Colony Apartments is mostly attributable to the increases in rental rates experienced over the past 15 months. These increases in rental revenues were partially offset by an increase in combined property operating expenses of the unconsolidated joint ventures, most notably repairs and maintenance costs at HMF Associates and The Meadows and utilities expenses at Colony Apartments.

    The Partnership's operating loss decreased by $33,000 for the three months ended March 31, 1997, when compared to the same period in the prior year, mainly due to an increase in total revenues and a decrease in property operating expenses. Property operating expenses for the consolidated Concourse Retail Plaza decreased by $24,000, primarily due to the inclusion of $24,000 of bad debt expense during the three-month period ended March 31, 1996.

Six Months Ended March 31, 1997
-------------------------------

    The Partnership reported a net loss of $114,000 for the six months ended March 31, 1997, as compared to net loss of $219,000 for the same period in the prior year. This $105,000 decrease in the Partnership's net loss is attributable to a favorable change in the Partnership's operating income (loss) of $98,000 and a $7,000 decrease in the Partnership's share of unconsolidated ventures' losses. The favorable change in operating income (loss) is primarily attributable to a decrease in the Partnership's general and administrative expenses of $62,000 and a decline in property operating expense of $15,000, as well as an increase in revenues of $16,000. General and administrative expenses decreased mainly due to a reduction in certain required professional services during the current six-month period. Property operating expenses for the consolidated Concourse Retail Plaza decreased by $24,000, primarily due to the inclusion of $24,000 of bad debt expense during the six-month period ended March 31, 1996. Revenues increased due to an increase in interest income resulting from higher average invested cash reserve balances during the current six-month period which was partially offset by a decrease in rental income from the consolidated Concourse Retail Plaza. The Partnership's share of unconsolidated ventures' losses decreased by $7,000, remaining materially consistent for the six months ended March 31, 1997 when compared to the same period in the prior year. Increases in rental revenues at the Colony Apartments, Colony Square and HMF Associates joint ventures were almost entirely offset by an increase in combined property operating expenses, most notably repairs and maintenance costs at HMF Associates and The Meadows and utilities expenses at Colony Apartments.

                                   PART II
                              Other Information

Item 1. Legal Proceedings

     As previously disclosed, the Partnership's General Partners were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the various limited partnership investments and REIT stocks, including those offered by the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement. In addition, in December 1996
PaineWebber agreed to settle the Bandrowski action discussed further in the Annual Report. Final releases and dismissals with regard to this action were received subsequent to the quarter ended March 31, 1997. Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

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


Dated:  May 12, 1997