Form 10-Q
period 1997-06-30
PAINEWEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1997-08-14
CIK 762130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from ____to ____ .


                        Commission File Number : 0-15037


            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                             04-2870345
             --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)



265 Franklin Street, Boston, Massachusetts                         02110
------------------------------------------                         -----
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_| .

           PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                June 30, 1997 and September 30, 1996 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                    June 30    September 30
                                                    -------    ------------
Operating investment property:
   Land                                           $      698     $     698
   Buildings and improvements                          4,294         4,294
   Equipment and fixtures                                107           107
                                                  ----------     ---------
                                                       5,099         5,099
   Less accumulated depreciation                      (1,750)       (1,651)
                                                  ----------     ---------
                                                       3,349         3,448

Cash and cash equivalents                              4,445         5,067
Escrowed funds                                            56            74
Accounts receivable                                      113           107
Accounts receivable - affiliates                           -             2
Deferred expenses, net                                   108           122
Other assets                                              28            32
                                                  ----------     ---------
                                                  $    8,099     $   8,852
                                                  ==========     =========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Equity in losses from  unconsolidated joint
   ventures in excess of investments and
   advances                                       $    5,182     $   8,413
Mortgage note payable                                  1,629         1,671
Accounts payable and accrued expenses                     98           135
Accounts payable - affiliates                              7             -
Other liabilities                                         10            10
Partners' capital (deficit)                            1,173        (1,377)
                                                  ----------      --------
                                                  $    8,099      $  8,852
                                                  ==========      ========


        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the nine months ended June 30, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                                   General        Limited
                                                   Partners       Partners
                                                   ---------      --------

Balance at September 30, 1995                      $    (752)    $    (221)
Net loss                                                  (2)         (198)
                                                   ---------     ---------
Balance at June 30, 1996                           $    (754)    $    (419)
                                                   =========     ==========

Balance at September 30, 1996                      $    (756)    $    (621)
Cash distributions                                        (5)       (1,984)
Net income                                                48         4,491
                                                   ---------     ---------
Balance at June 30, 1997                           $    (713)    $   1,886
                                                   =========     =========

                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three and nine months ended June 30, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                    Three Months Ended       Nine Months Ended
                                         June 30,                 June 30,
                                    ------------------      ------------------
                                    1997        1996        1997        1996
                                    ----        ----        ----        ----

Revenues:
   Rental income and expense
      recoveries                  $   122      $   131     $  364     $   393
   Interest and other income           63           65        213         179
                                  -------      -------     ------     -------
                                      185         196         577         572
Expenses:
   Mortgage interest                   47          50         142         150
   Property operating expenses         20          18          83          96
   Depreciation and amortization       36          38         109         115
   Real estate taxes                   20          20          61          57
   Partnership management fees         24           -          42           -
   General and administrative          76          64         174         242
                                  -------      -------     ------     -------
                                      223         190         611         660
                                  -------      -------     ------     -------
Operating income (loss)               (38)          6         (34)        (88)

Partnership's share of
  unconsolidated ventures'
  income (losses)                   4,691          13       4,573        (112)
                                  -------      -------     ------     -------

Net income (loss)                 $ 4,653      $   19      $4,539     $  (200)
                                  =======      ======      ======     =======

Net income (loss) per Limited
  Partnership Unit                $121.28      $ 0.52     $118.29     $ (5.19)
                                  =======      ======     =======     =======


Cash distributions per Limited
  Partnership Unit                $  6.00      $    -     $ 52.25     $     -
                                  =======      ======     =======     =======



   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 37,969 Limited Partnership Units outstanding during each period.





                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the nine months ended June 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                            1997         1996
                                                            ----         ----
Cash flows from operating activities:
  Net income (loss)                                      $  4,539      $ (200)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
    Depreciation and amortization                             109         115
    Amortization of deferred financing costs                    4           8
    Partnership's share of unconsolidated ventures'
      income (losses)                                      (4,573)        112
    Changes in assets and liabilities:
      Escrow deposits                                          18          14
      Accounts receivable                                      (6)        (42)
      Accounts receivable - affiliates                          2           -
      Other assets                                              4           2
      Accounts payable and accrued expenses                   (37)        (27)
      Accounts payable - affiliate                              7           -
                                                         --------      ------
        Total adjustments                                  (4,472)        182
                                                         --------      ------
          Net cash provided by (used in) operating
          activities                                           67         (18)


Cash flows from investing activities:
   Distributions from unconsolidated joint ventures         1,342       1,500

Cash flows from financing activities:
   Principal payments on long-term debt                       (42)        (38)
   Distributions to partners                               (1,989)          -
                                                         --------      ------
        Net cash used in financing activities              (2,031)        (38)
                                                         --------      ------

Net (decrease) increase in cash and cash equivalents         (622)      1,444

Cash and cash equivalents, beginning of period              5,067       3,252
                                                         --------      ------

Cash and cash equivalents, end of period                 $  4,445      $4,696
                                                         ========      ======

Cash paid during the period for interest                 $    138      $  142
                                                         ========      ======












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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1997 and September 30, 1996 and revenues and expenses for the three and nine months ended June 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2. Related Party Transactions

      Accounts receivable - affiliates at September 30, 1996 consisted of investor service fees due from the Daniel Meadows Partnership of $2,000.

      The Adviser earns a basic management fee equal to 3% of the Partnership's adjusted cash flow, as defined. The Adviser also earns an asset management fee equal to 3.99% of distributable cash. Management fees totalled $42,000 for the nine months ended June 30, 1997. No management fees were earned for the nine months ended June 30, 1996.

      Included in general and administrative expenses for the nine months ended June 30, 1997 and 1996 is $64,000 and $65,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine months ended June 30, 1997 and 1996 is $12,000 and $13,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3. Investments in Unconsolidated Joint Venture Partnerships

      As of June 30, 1997, the Partnership has investments in four unconsolidated joint ventures which own four operating properties (six at September 30, 1996), as more fully described in the Partnership's Annual Report. On June 27, 1997, HMF Associates sold the properties known as The Hunt Club Apartments, located in Seattle, Washington, and Marina Club Apartments, located in Des Moines, Washington, to an unrelated third party for approximately $5.3 million and $3.1 million, respectively. The Partnership received net proceeds of approximately $288,000 in connection with the sale of these two assets in accordance with a discounted mortgage loan payoff agreement reached with the lender in April 1997. The third property owned by the joint venture, the Enchanted Woods Apartments, located in Federal Way, Washington, had been under contract for sale to the same buyer that purchased The Hunt Club and Marina Club properties, however, the buyer subsequently withdrew the offer to purchase Enchanted Woods. A Special Capital Distribution of $1,898,450, or $50 per original $1,000 investment, will be made on August 15, 1997, to unit holders of record as of June 27, 1997. Of this amount, $7.60 per original $1,000 investment represents net sale proceeds from the disposition of The Hunt Club Apartments and the Marina Club Apartments, $41.48 per original $1,000 investment represents proceeds from the settlements of litigation covering construction-related defects at the Hunt Club, Marina Club and Enchanted Woods properties as discussed further in the Annual Report, and $0.92 per original $1,000 investment represents Partnership reserves that exceed future requirements.

      Despite the successful lease-up of all three properties owned by HMF Associates following the completion of the construction-related repairs discussed further in the Annual Report, the net operating income from the properties was not sufficient to fully cover the interest accruing on the outstanding debt obligations which matured on June 1, 1997 and July 1, 1997. As a result, the total obligation due to the mortgage lender had continued to increase since the date of a fiscal 1992 loan modification agreement. The balance of the original mortgage loans on the Hunt Club, Marina Club and Enchanted Woods properties at the time of their fiscal 1987 acquisition dates totalled $13,035,000. After advances from the lender to pay for costs to repair the construction defects of approximately $4.8 million and interest deferrals totalling approximately $6.2 million, the total obligation to the mortgage lender totalled approximately $24 million as of the fiscal 1997 maturity dates. As a result, the aggregate estimated fair value of each of the operating investment properties was substantially lower than the outstanding obligations to the first mortgage holder. In April 1997, the lender agreed to another modification agreement which provided the joint venture with an opportunity to complete a sale transaction prior to the loan maturity dates. Under the terms of the agreement, the Partnership and the co-venture partner could qualify to receive a nominal payment from the sales proceeds at a specified level if a sale was completed by June 30, 1997 and certain other conditions were met. In May 1997, the agreement with the lender was modified to reflect the terms and conditions of a sale involving only the Hunt Club and Marina Club properties. The June 27, 1997 sale satisfied the conditions in the loan modification agreement which allowed the Partnership and the co-venturer to share in the net proceeds from the sale transaction. The co-venturer received a payment of $50,000 in connection with the sale of the Hunt Club and Marina Club properties. The joint venture has also obtained a four-month extension from the lender of the discounted loan pay off agreement with respect to the Enchanted Woods Apartments, and, in July 1997, entered into an agreement with another third-party prospective buyer for the possible sale of this remaining asset. As with the recently completed transaction, if this sale were to close prior to October 31, 1997 and the required conditions were met, the Partnership could end up receiving a nominal amount from the proceeds of the sale transaction. However, the sale remains subject to, among other things, the satisfactory completion of the buyer's due diligence. Accordingly, there are no assurances that the transaction will be consummated. In any event, it is likely that ownership title to the Enchanted Woods Apartments will be transferred either by a sale or a foreclosure action prior to the end of calendar 1997. The joint venture recognized gains from the forgiveness of indebtedness and on the sale of the Hunt Club and Marina Club properties in the aggregate amount of approximately $4,841,000 as a result of the June 1997 sale transaction. The Partnership's share of such gains totalled approximately $4,605,000. Additional gains will be recognized upon the ultimate sale or foreclosure of the Enchanted Woods Apartments.

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

      Summarized operations of the four unconsolidated joint ventures for the three and nine months ended June 30, 1997 and 1996 are as follows:

                    Condensed Combined Summary of Operations
           For the three and nine months ended June 30, 1997 and 1996
                                 (in thousands)

                                    Three Months Ended      Nine Months Ended
                                        June 30,                  June 30,
                                    ------------------     --------------------
                                    1997        1996        1997        1996
                                    ----        ----        ----        ----

   Rental revenues and expense
     recoveries                    $2,745       $2,589     $8,094      $7,792
   Interest and other income           96          124        322         311
                                   ------       ------     ------      ------
                                    2,841        2,713      8,416       8,103

   Property operating expenses        889          948      2,822       2,720
   Interest expense                 1,010          957      2,992       2,893
   Real estate taxes                  466          462      1,405       1,408
   Depreciation and amortization      392          396      1,234       1,211
                                   ------       ------     ------      ------
                                    2,757        2,763      8,453       8,232
                                   ------       ------     ------      ------
   Operating income (loss)             84         (50)        (37)       (129)

   Gain on forgiveness of
     indebtedness                   2,866           -       2,866           -
   Gain on sale of operating
     investment properties          1,975           -       1,975           -
                                   ------       ------     ------      ------
   Net income (loss)               $4,925       $ (50)     $4,804      $ (129)
                                   ======       =====      ======      ======

   Net income (loss):
     Partnership's share of
      combined income (losses)     $4,693       $  15      $4,578      $ (107)
     Co-venturers' share of
      combined income (losses)        232         (65)        226         (22)
                                   ------       -----      ------      ------
                                   $4,925       $  (50)    $4,804      $ (129)
                                   ======       ======     ======      ======

               Reconciliation of Partnership's Share of Operations
           For the three and nine months ended June 30, 1997 and 1996
                                 (in thousands)

                                    Three Months Ended        Nine Months Ended
                                         June 30,                June 30,
                                   -------------------     --------------------
                                    1997        1996        1997        1996
                                    ----        ----        ----        ----

   Partnership's share of
     combined income (losses),
     as shown above                $4,693      $ 15       $ 4,578     $ (107)
   Amortization of excess basis        (2)       (2)           (5)        (5)
   Partnership's share of          ------      ----       -------     ------
     unconsolidated ventures'
     income (losses)               $4,691      $ 13       $ 4,573     $ (112)
                                   ======      ====       =======     ======

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

      The following is a summary of property operating expenses for the three- and nine-month periods ended June 30, 1997 and 1996 (in thousands):

                                   Three Months Ended      Nine Months Ended
                                        June 30,                June 30,
                                   -----------------     -------------------
                                    1997      1996          1997      1996
                                    ----      ----          ----      ----

     Repairs and maintenance       $    4    $    7       $    18     $  13
     Utilities                          1         2             3         4
     Insurance                          1         1             4         4
     Administrative and other          11         4            47        40
     Bad debt                           -         -             -        24
     Management fees                    3         4            11        11
                                   ------    ------       -------     -----
                                   $   20    $   18       $    83     $  96
                                   ======    ======       =======     =====

5.    Mortgage Note Payable

      Mortgage note payable on the consolidated balance sheets relates to the Partnership's consolidated joint venture, West Palm Beach Concourse Associates, and is secured by the venture's operating investment property. At June 30, 1997 and September 30, 1996, mortgage note payable consists of the following (in thousands):

                                                        June 30   September 30
                                                        -------   ------------

     11.12% first  mortgage,  payable in
     installments   of  $20  per  month,
     including interest, through January
     1, 2005. All outstanding  principal
     and  accrued  interest  is  due  on
     January 10, 2005. The fair value of
     this note payable  approximated its
     carrying  value as of June 30, 1997
     and  September  30, 1996.                         $ 1,629     $  1,671
                                                       =======     ========


      In accordance with the Concourse mortgage loan agreements, certain insurance premiums and real estate taxes are required to be held in escrow. The balance of escrow deposits on the accompanying balance sheets at June 30, 1997 and September 30, 1996 consists of such escrowed insurance premiums and real estate taxes in the aggregate amounts of $56,000 and $74,000, respectively.

           PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

      On June 27, 1997, HMF Associates sold the properties known as The Hunt Club Apartments, located in Seattle, Washington, and Marina Club Apartments, located in Des Moines, Washington, to an unrelated third party for approximately $5.3 million and $3.1 million, respectively. The Partnership received net proceeds of approximately $288,000 in connection with the sale of these two assets in accordance with a discounted mortgage loan payoff agreement reached with the lender in April 1997. The third property owned by the joint venture, the Enchanted Woods Apartments, located in Federal Way, Washington, had been under contract for sale to the same buyer that purchased The Hunt Club and Marina Club properties, however, the buyer subsequently withdrew the offer to purchase Enchanted Woods. A Special Capital Distribution of $1,898,450, or $50 per original $1,000 investment, will be made on August 15, 1997, to unit holders of record as of June 27, 1997. Of this amount, $7.60 per original $1,000 investment represents net sale proceeds from the disposition of The Hunt Club Apartments and the Marina Club Apartments, $41.48 per original $1,000 investment represents proceeds from the settlements of litigation covering construction-related defects at the Hunt Club, Marina Club and Enchanted Woods properties as discussed further below, and $0.92 per original $1,000 investment represents Partnership reserves that exceed future requirements.

      Despite the successful lease-up of all three properties owned by HMF Associates following the completion of the construction-related repairs discussed further in the Annual Report, the net operating income from the properties was not sufficient to fully cover the interest accruing on the outstanding debt obligations which matured on June 1, 1997 and July 1, 1997. As a result, the total obligation due to the mortgage lender had continued to increase since the date of a fiscal 1992 loan modification agreement. The balance of the original mortgage loans on the Hunt Club, Marina Club and Enchanted Woods properties at the time of their fiscal 1987 acquisition dates totalled $13,035,000. After advances from the lender to pay for costs to repair the construction defects of approximately $4.8 million and interest deferrals totalling approximately $6.2 million, the total obligation to the mortgage lender totalled approximately $24 million as of the fiscal 1997 maturity dates. As a result, the aggregate estimated fair value of each of the operating investment properties was substantially lower than the outstanding obligations to the first mortgage holder. In April 1997, the lender agreed to another modification agreement which provided the joint venture with an opportunity to complete a sale transaction prior to the loan maturity dates. Under the terms of the agreement, the Partnership and the co-venture partner could qualify to receive a nominal payment from the sales proceeds at a specified level if a sale was completed by June 30, 1997 and certain other conditions were met. In May 1997, the agreement with the lender was modified to reflect the terms and conditions of a sale involving only the Hunt Club and Marina Club properties. The June 27, 1997 sale satisfied the conditions in the loan modification agreement which allowed the Partnership and the co-venturer to share in the net proceeds from the sale transaction. The co-venturer received a payment of $50,000 in connection with the sale of the Hunt Club and Marina Club properties. The joint venture has also obtained a four-month extension from the lender of the discounted loan pay off agreement with respect to the Enchanted Woods Apartments, and, in July 1997, entered into an agreement with another third-party prospective buyer for the possible sale of this remaining asset. As with the recently completed transaction, if this sale were to close prior to October 31, 1997 and the required conditions were met, the Partnership could end up receiving a nominal amount from the proceeds of the sale transaction. However, the sale remains subject to, among other things, the satisfactory completion of the buyer's due diligence. Accordingly, there are no assurances that the transaction will be consummated. In any event, it is likely that ownership title to the Enchanted Woods Apartments will be transferred either by a sale or a foreclosure action prior to the end of calendar 1997. The joint venture recognized gains from the forgiveness of indebtedness and on the sale of the Hunt Club and Marina Club properties in the aggregate amount of approximately $4,841,000 as a result of the June 1997 sale transaction. The Partnership's share of such gains totalled approximately $4,605,000. Additional gains will be recognized upon the ultimate sale or foreclosure of the Enchanted Woods Apartments.

      As previously reported, the Partnership received $1,574,903 in fiscal years 1994 and 1995 in connection with the various settlements of litigation against the developer and subcontractors covering construction-related defects at the Hunt Club, Marina Club and Enchanted Woods (formerly Forest Ridge) apartment complexes. This $1,574,903 had been held in the Partnership's reserves for potential use in an economically viable workout that the Partnership tried to negotiate with the lender for these properties. Management had numerous discussions with the mortgage holder for the properties owned by HMF Associates over the past several years regarding a possible loan modification aimed at preventing the further accumulation of deferred interest and reducing the overall debt obligations. Such a plan would have required a sizable equity infusion by the joint venture. During fiscal 1996, management of the Partnership evaluated whether an additional investment in the venture would be economically prudent in light of the future appreciation potential of the properties and concluded that it would be unwise to commit the additional equity investment required to effect the proposed debt restructuring. With the Hunt Club and Marina Club properties sold and the Enchanted Woods property under agreement for sale, the Partnership no longer has a need to retain the litigation proceeds.

      Notwithstanding the sales of the properties owned by HMF Associates for net proceeds which are substantially less than the amounts of the Partnership's original investments, due to improvements in the Partnership's cash flow during fiscal 1996 and the expectation that it will continue in the future, the Partnership reinstated the payment of regular quarterly distributions at the annual rate of 2.5% on remaining invested capital effective with the payment made on February 14, 1997 for the quarter ended December 31, 1996. The payment of quarterly distributions was discontinued in early 1990 primarily due to the lack of cash flow from several of the Partnership's investments. The plan to reinstate quarterly distributions is attributable to the improvement in property operations and the lower debt service costs at the Colony Apartments and The Meadows on the Lake Apartments, which represent a combined 48% of the Partnership's original investment portfolio. The Partnership also made a special distribution of $40 per original $1,000 investment on February 14, 1997 to Unitholders of record on December 31, 1996. This amount represented a distribution of Partnership reserves which exceeded expected future requirements.

      Through the third quarter of fiscal 1997, the Partnership had received cash flow distributions of $550,000 from the Colony Apartments joint venture and $503,000 from the Meadows joint venture. During the third quarter of fiscal 1996, the Meadows joint venture completed the final phase of the repair work on the construction defects at the property using the proceeds from the insurance settlement originally escrowed with the lender plus excess cash flow from property operations. With the repair work at The Meadows on the Lake Apartments completed, the venture has begun generating regular distributions of excess cash flow to the Partnership. Future distributions from the Colony Apartments and Meadows joint ventures are expected to be sufficient to fund the Partnership's operating costs, allow for the payment of quarterly distributions to the Unitholders and provide adequate liquidity to fund the capital needs which may exist at the other joint venture investment properties. As previously reported, the Partnership and its co-venture partner have received unsolicited offers from prospective purchasers to acquire The Meadows on the Lake Apartments. After carefully reviewing the offers, the Partnership determined that the property should sell at a higher price and directed the co-venture partner to market the property for sale. Subsequent to the end of the quarter, an offer was received from a qualified buyer which could meet the Partnership's sale criteria. This offer is currently under review by the Partnership and its co-venture partner. If approved and completed, this sale of the property for $9,600,000 would result in net proceeds to the Partnership of approximately $4.5 million after closing costs and the repayment of the outstanding first mortgage loan. However, this sale transaction remains subject, among other things, negotiation of definitive sale documents and satisfactory completion of the potential buyer's due diligence. Accordingly, there are no assurances that a sale transaction will be completed. The Partnership is also focusing on potential disposition strategies for the other investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2-to-3 years.

     Occupancy  levels  at the  Concourse  Retail  Plaza and the  Colony  Square
Shopping Center were 90% and 94%, respectively, as of June 30, 1997. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space and by the generally flat rate of growth in retail sales. It remains unclear at this time what impact, if any, this general trend will have on the operations and/or market values of the Partnership's retail properties in the near term. Management continues to closely monitor the operating performance of the three restaurant tenants at the Concourse Retail Plaza. Two of these tenants, which occupy approximately 40% of the property's leasable space, reported declining sales during fiscal 1996 and fell behind on their rental payments. Management negotiated agreements with both tenants to cure the rental delinquencies which, in one of the cases, involved the forgiveness of a portion of the delinquency and a reduction in the future monthly rent payment in return for an increase in the term of the lease obligation. One of these tenants is currently meeting the modified terms of its rental obligations. The Partnership had pursued legal action against the other tenant, which occupies 28% of the Plaza, because of a failure to pay the modified rent. Subsequently, a court judgment was entered against this restaurant tenant. However, this tenant is now experiencing improved sales and is paying its rent as modified under the court judgement. The Partnership will continue to collect this tenant's rent while also looking for a replacement tenant in the event of a default. Subsequent to the end of the third quarter, the property's leasing team began discussions with a popular south Florida Caribbean restaurant chain on a lease for a 3,953 square foot vacant restaurant space. The Partnership believes that the potential addition of this new restaurant would add stability to the tenant base and make the Plaza appealing to prospective future buyers. At Colony Square, a lease for a 2,332 square foot martial arts studio, or 6% of the Center's available space, was not renewed by the tenant upon its expiration during the third quarter of fiscal 1997. However, subsequent to the end of the quarter, a new three-year lease was signed with a security systems company to occupy this space. Also during the third quarter, a 2,344 square foot liquor store renewed its lease for five years. Capital improvements planned at Colony Square for the fourth quarter of fiscal 1997 include the installation of a main gas line and the conversion of two spaces from electric to gas heat. One lease is expiring in the upcoming quarter with an 840 square foot tanning center. The property management team believes this lease will be renewed.

    At June 30, 1997 the Partnership and its consolidated venture had cash and cash equivalents of approximately $4,445,000. Such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses, the funding of operating deficits or capital improvements of the joint ventures in accordance with the terms of the respective joint venture agreements, to the extent economically justified, and for distributions to partners. The source of future liquidity and distributions to the partners is expected to be from available net cash flow generated by the operations of the Partnership's investment properties and from net proceeds from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and a long-term basis.

Results of Operations
Three Months Ended June 30, 1997
--------------------------------

    The Partnership reported net income of $4,653,000 for the three months ended June 30, 1997, as compared to net income of $19,000 for the same period in the prior year. This increase in the Partnership's net income is primarily attributable to the gains totalling $4,605,000 recognized by the Partnership on the sale of the Hunt Club and Marina Club apartment complexes on June 27, 1997 and the related forgiveness of debt, as discussed further above. Such gains are included in the Partnership's share of unconsolidated ventures' income for the current three-month period. The Partnership's net income, prior to the effect of these gains, increased by $29,000 as a result of an increase in the Partnership's share of unconsolidated ventures' operating income of $73,000 which was partially offset by a $44,000 unfavorable change in the Partnership's operating income (loss). The increase in the Partnership's share of unconsolidated ventures' operating income is primarily due to increases in rental revenues at all four of the unconsolidated joint ventures. Rental revenues from Colony Square increased mainly due to higher lease rates obtained on the new leases signed during the past 18 to 21 months. Rental income from The Meadows on the Lake Apartments and Colony Apartments increased, despite a decline in average occupancy, due to the increases in rental rates experienced at both properties compared to the same period in the prior year. Rental revenues from the HMF Associates joint venture increased due to a combination of increases in rental rates and higher average occupancies when compared the same three-month period in the prior year. Also contributing to the increase in the Partnership's share of unconsolidated ventures' operating income is a decrease in property operating expenses which was partially offset by an increase in interest expense. Property operating expenses decreased mainly due to declines in marketing and repair and maintenance expenditures of the HMF joint venture when compared to the same three-month period in the prior year. Interest expense increased mainly due to the higher mortgage loan balances of the HMF joint venture due to the interest deferrals referred to above.

    The Partnership reported an operating loss of $38,000 for the three months ended June 30, 1997, compared to operating income of $6,000 for the three months ended June 30, 1996. This unfavorable change in the Partnership's operating income (loss) is mainly due to a $24,000 increase in management fees for the current three-month period. Management fees increased due to the reinstatement of distributions, upon which management fees are based, beginning with the distribution made for the quarter ended December 31, 1996. In addition, a decline of $9,000 in rental revenues from the consolidated Concourse Retail Plaza and an increase of $12,000 in general and administrative expenses also contributed to the unfavorable change in operating income (loss) for the current three-month period.

Nine Months Ended June 30, 1997
-------------------------------

    The Partnership reported net income of $4,539,000 for the nine months ended June 30, 1997, as compared to a net loss of $200,000 for the same period in the prior year. This favorable change in the Partnership's net operating results is primarily attributable to the gains totalling $4,605,000 recognized by the Partnership on the sale of the Hunt Club and Marina Club apartment complexes on June 27, 1997 and the related forgiveness of debt, as discussed further above. Such gains are included in the Partnership's share of unconsolidated ventures' income for the current nine-month period. The Partnership's net loss, prior to the effect of these gains, decreased by $134,000 for the nine months ended June 30, 1997 as a result of a decrease in the Partnership's share of unconsolidated ventures' operating losses of $80,000 and a $54,000 decrease in the Partnership's operating loss.

    The decrease in the Partnership's share of unconsolidated ventures' operating losses for the nine months ended June 30, 1997 is primarily due to increases in rental income from Colony Apartments, Colony Square and the properties owned by HMF Associates totalling $324,000. Rental revenues at all three joint ventures improved as a result of increases in rental rates obtained at the properties over the past 21 months. An increase in average occupancy at the properties owned by HMF prior to the sale of the Hunt Club and Marina Club properties on June 27, 1997 also contributed to the increase in rental revenues. An increase of $221,000 in combined expenses, attributable to increases in property operating expenses and interest expense, partially offset the improvement in rental income for the current nine-month period. Property operating expenses increased by $102,000 primarily due to higher repair and maintenance, marketing and utility costs at Colony Apartments and the Meadows. Interest expense increased mainly due to the higher mortgage loan balances of the HMF joint venture as a result of the interest deferrals referred to above.

    The decrease in the Partnership's operating loss is mainly due to an increase of $34,000 in interest and other income, a $68,000 decline in general and administrative expenses and a $13,000 decline in property operating expenses. Interest and other income improved as a result of higher interest earnings on invested cash reserves due to an increase in the average outstanding balances of such reserves for the current nine-month period. General and administrative expenses decreased mainly due to a reduction in certain required professional services during the current nine-month period. Property operating expenses for the consolidated Concourse Retail Plaza decreased primarily due to the inclusion of $24,000 of bad debt expense during the nine-month period ended June 30, 1996. No bad debt expense was recorded for the current nine-month period. The increase in interest income and the decreases in general and administrative expenses and property operating expenses were partially offset by a decline of $29,000 in rental income from the consolidated Concourse Retail Plaza and an increase of $42,000 in management fees. Rental income dropped at the Concourse Retail Plaza mainly as a result of the two lease modification agreements referred to above. Management fees increased due to the reinstatement of distributions, upon which management fees are based, beginning with the distribution made in February 1997 for the quarter ended December 31, 1996.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     As previously reported, the Partnership's General Partners were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings of interests in various limited partnership investments and REIT stocks, including those offered by the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the settlement was held in December 1996, and in March 1997 the court issued a final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

      In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $3.4 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation with respect to the Bandrowski action was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of such action. Final releases and dismissals with regard to this action were received during the quarter ended June 30, 1997.

      Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

Item 2. through 5. NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:    NONE

(b)  Reports on Form 8-K:

     A Current Report on Form 8-K dated June 27, 1997 was filed subsequent to the end of the third quarter to report the sale of two of the properties owned by HMF Associates.

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


Dated:  August 13, 1997