Form 10-K405
period 1997-09-30
PAINEWEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1998-01-13
CIK 762130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-K

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED: SEPTEMBER 30, 1997

                                          OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         For the transition period from to .

Commission File Number:  0-15037

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                                 04-2870345
        --------                                                 ----------
(State of organization)                                       (I.R.S. Employer
                                                            Identification  No.)

  265 Franklin Street, Boston, Massachusetts                          02110
--------------------------------------------                        ---------
 (Address of principal executive office)                           (Zip Code)

Registrant's telephone number, including area code              (617) 439-8118
                                                                --------------

             Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
Title of each class                                        which registered
-------------------                                        ----------------
     None                                                          None

             Securities registered pursuant to Section 12(g) of the Act:

                        UNITS OF LIMITED PARTNERSHIP INTEREST
                                   (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                         DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                   Form 10-K Reference
---------                                                   -------------------
Prospectus of the registrant dated                          Part IV
May 14, 1985, as supplemented

Current Report on Form 8-K of registrant dated              Part IV
September 9, 1997

           PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
                                1997 FORM 10-K

                               TABLE OF CONTENTS


Part  I                                                                  Page
-------                                                                  ----

Item  1   Business                                                        I-1

Item  2   Properties                                                      I-3

Item  3   Legal Proceedings                                               I-4

Item  4   Submission of Matters to a Vote of Security Holders             I-5

Part II
-------

Item  5   Market for the Partnership's Limited Partnership Interests     II-1
             and Related Security Holder Matters

Item  6   Selected Financial Data                                        II-1

Item  7   Management's Discussion and Analysis of Financial              II-2
             Condition and Results of Operations

Item  8   Financial Statements and Supplementary Data                    II-9

Item  9   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                    II-9

Part III
--------

Item  10  Directors and Executive Officers of the Partnership           III-1

Item  11  Executive Compensation                                        III-2

Item  12  Security Ownership of Certain Beneficial Owners and
             Management                                                 III-2

Item  13  Certain Relationships and Related Transactions                III-3

Part IV
-------

Item  14  Exhibits, Financial Statement Schedules and Reports on
             Form 8-K                                                    IV-1

Signatures                                                               IV-2

Index to Exhibits                                                        IV-3

Financial Statements and Supplementary Data                       F-1 to F-35

      This Form 10-K contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-8 of this Form 10-K.

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

      The Partnership originally invested the net proceeds of the public offering, through five joint venture partnerships, in seven operating properties, comprised of five multi-family apartment complexes, one mixed-use office and retail property and one shopping center. As discussed further below, during fiscal 1997 three of the multi-family properties were sold. A fourth multi-family property was sold subsequent to September 30, 1997. In addition, the office portion of the investment in the mixed-use Concourse property was lost through foreclosure proceedings on December 17, 1992. The Partnership retains an interest in the retail plaza portion of the Concourse property. The two office towers owned by the Concourse joint venture had comprised approximately 28% of the Partnership's original investment portfolio. As of September 30, 1997, the Partnership owned, through joint venture partnerships, interests in the operating properties set forth in the following table:

Name of Joint Venture                      Date of
Name and Type of Property                  Acquisition
Location                         Size      of Interest    Type of Ownership (1)
--------                         ----      -----------    ---------------------

West Palm Beach Concourse       30,473      7/31/85       Fee ownership  of land
  Associates (2)                gross                     and improvements
The Concourse                   leasable                  (through joint
  Retail Plaza                  sq. ft.                   venture).
West Palm Beach, Florida

Chicago Colony Apartments       783         12/27/85      Fee ownership  of land
  Associates                    units                     and improvements
The Colony Apartments                                     (through joint
Mount Prospect, Illinois                                  venture).

Chicago Colony Square           39,572      12/27/85      Fee ownership of land
  Associates                    gross                     and improvements
Colony Square Shopping Center   leasable                  (through joint
Mount Prospect, Illinois        sq. ft.                   venture).

Daniel Meadows Partnership      200         6/19/86       Fee ownership of land
The Meadows on the Lake         units                     and improvements
  Apartments                                              (through joint
Birmingham, Alabama                                       venture).

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

(3) Subsequent to year-end, on December 18, 1997 Daniel Meadows Partnership sold its operating investment property, The Meadows on the Lakes Apartments, to an unrelated party for $9.525 million. The sale generated net proceeds of approximately $4.4 million after repayment of the outstanding first mortgage loan of approximately $4.7 million and closing costs of approximately $400,000. The Partnership received 100% of the net proceeds in accordance with the terms of the joint venture agreement.

      The Partnership previously had an interest in HMF Associates, a joint venture which owned three multi-family apartment properties. On June 27, 1997, HMF Associates sold the properties known as The Hunt Club Apartments located in Seattle, Washington and The Marina Club Apartments located in Des Moines, Washington to an unrelated third party for approximately $5.3 million and $3.1 million, respectively. The Partnership received net proceeds of approximately $288,000 in connection with the sale of these two assets in accordance with a discounted mortgage loan payoff agreement reached with the lender in April 1997. On September 9, 1997, HMF Associates sold the property known as The Enchanted Woods Apartments located in Federal Way, Washington to an unrelated third party for approximately $9.2 million. The Partnership received net proceeds of approximately $261,000 in connection with the sale in accordance with the discounted mortgage loan payoff agreement. See Item 7 for a further discussion of these transactions.

    The Partnership's original investment objectives were to:

    (i) provide the Limited Partners with cash distributions which, to some extent, would not constitute taxable income;
    (ii) preserve and protect Limited Partners' capital;
    (iii)achieve long-term appreciation in the value of its properties; and
    (iv) provide a build up of equity through the reduction of mortgage loans on its properties.

      Regular quarterly distributions of excess operating cash flow, which had been suspended in 1990, were reinstated during fiscal 1997. Through September 30, 1997, the Limited Partners had received cumulative cash distributions totalling approximately $11,816,000, or approximately $327 per original $1,000 investment for the Partnership's earliest investors. Of this total, $40 per original $1,000 investment represents a distribution made in February 1997 of an amount of Partnership cash reserves which exceeded expected future requirements, and $50 per original investment represents a Special Capital Distribution made on August 15, 1997 to unitholders of record as of June 27, 1997. Of this amount, $7.60 per original $1,000 investment represented net sale proceeds from the disposition of The Hunt Club Apartments and The Marina Club Apartments, $41.48 per original $1,000 investment represented proceeds from the settlements of litigation covering construction-related defects at the Hunt Club, Marina Club and Enchanted Woods properties and $0.92 per original $1,000 investment represented an additional amount of cash reserves that exceeded expected future requirements. The remaining distributions have been from operating cash flow. A substantial portion of these cash distributions to date have been sheltered from current taxable income.

      As of September 30, 1997, the Partnership retained an ownership interest in four of its seven original operating properties, although, as noted above, a major portion of the investment in The Concourse was lost to foreclosure in December 1992. In addtion, as noted above subsequent to year end, on December 18, 1997, the Meadows joint venture sold its operating investment property to an unrelated third party for $9,525,000. The Partnership received net proceeds of approximately $4.4 million after paying off the outstanding mortgage loan of approximatley $4.7 million and closing costs. The Partnership received 100% of the net proceeds in accordance with the joint venture agreement. The net proceeds from the sale of The Meadows on the Lake Apartments will be distributed to the Limited Partners on February 13, 1998 along with the proceeds received from the sale of the Enchanted Woods property discussed further above. The loss of the Concourse Office Towers to foreclosure in fiscal 1993 and the minimal proceeds from the sale of the three properties owned by HMF Associates means that the Partnership will be unable to return the full amount of the original invested capital to the Limited Partners. The two office towers represented 28% of the Partnership's original investment portfolio. The three apartment complexes owned by HMF Associates comprised another 13% of the original investment portfolio. The amount of capital which will be returned will depend upon the proceeds received from the final liquidation of the remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which, for the most part, cannot presently be determined. Of the three assets remaining after the sale of the Meadows on the Lake Apartments, the Colony Apartments property has significant equity above the outstanding debt obligation based on the estimated current property value, while the two retail properties would not be expected to yield substantial net proceeds after the mortgage debt if sold under current market conditions. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. It remains unclear at this time what impact, if any, this general trend will have on the operations and/or market values of the Partnership's two retail property investments. The Managing General Partner's strategy is to preserve the Partnership's remaining equity interests and to seek strategic opportunities to enhance property values while the respective local economies and rental markets continue to improve in order to return as much of the invested capital as possible.

      All of the remaining properties in which the Partnership has an interest are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complex competes with numerous projects of similar types generally on the basis of price, location and amenities. As in all markets, the apartment project also competes with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition in all parts of the country over the past several years. However, the impact of the competition from the single-family home market has been offset by the lack of significant new construction activity in the multi-family apartment market over most of this period. In the past 12 months, development activity for multi-family properties in many markets has escalated significantly. The shopping center and retail plaza also compete for long-term commercial tenants with numerous projects of similar type generally on the basis of location, rental rates, tenant mix and tenant improvement allowances.

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

Item 2. Properties

      As of September 30, 1997, the Partnership owned interests in four operating properties through joint venture partnerships. The joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

      Occupancy figures of each fiscal quarter during 1997, along with an average for the year, are presented below for each property.

                                             Percent Occupied At
                              -------------------------------------------------
                                                                       Fiscal
                                                                       1997
                              12/31/96   3/31/97    6/30/97   9/30/97  Average
                              --------   -------    -------   -------  -------

The Concourse Retail Plaza       90%      90%        90%       90%       90%

The Colony Apartments            94%      95%        97%       97%       96%

Colony Square Shopping Center    93%     100%        94%       97%       96%

The Meadows on the Lake
  Apartments                     93%     89%        94%       94%       93%

Enchanted Woods Apartments (1)   87%      92%        92%      N/A       N/A
 (formerly Forest Ridge
   Apartments)

The Marina Club Apartments (2)   95%      93%       N/A       N/A       N/A

The Hunt Club Apartments (2)     92%      97%       N/A       N/A       N/A

   (1) The Enchanted Woods Apartments was sold in September 1997 (see Item 7).

   (2) The Marina Club Apartments and The Hunt Club Apartments were sold in June 1997 (see Item 7).

Item 3.  Legal Proceedings

      In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Seventh Income Properties Fund, Inc. and Properties Associates 1985, L.P. ("PA1985"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in Paine Webber Income Properties Seven Limited Partnership, PaineWebber, Seventh Income Properties Fund, Inc. and PA1985 (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in Paine Webber Income Properties Seven Limited Partnership, also alleged that following the sale of the partnership interests, PaineWebber, Seventh Income Properties Fund, Inc. and PA1985 misrepresented financial information about the Partnerships value and performance. The amended complaint alleged that PaineWebber, Seventh Income Properties Fund, Inc. and PA1985 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds had been delayed pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. In July 1997, the United States Court of Appeals for the Second Circuit upheld the settlement over the objections of the two class members. As part of the settlement agreement, PaineWebber agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

      In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $3.4 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims in the Bandrowski action as barred by applicable securities arbitration regulations. Mediation with respect to the Bandrowski action was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of this matter. Final releases and dismissals with regard to this action were received during fiscal 1997.

     Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, management believes that the resolution of these matters will not have a material impact on the Partnership's financial statements, taken as a whole.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At September 30, 1997 there were 2,280 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for the Units will develop. . Upon request, the Managing General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The Managing General Partner will not redeem or repurchase Units.

      Reference is made to Item 6 below for a discussion of the amount of cash distributions made to the Limited Partners during fiscal 1997.

Item 6.  Selected Financial Data

                 Paine Webber Income Properties Seven Limited Partnership
                            (In thousands except per unit data)

                               1997          1996          1995        1994       1993
                               ----          ----          ----        ----       ----

Revenues                      $   808        $   773     $    835     $    561   $    905

Operating loss                $(1,214) (1)   $  (128)    $   (101)    $   (401)  $   (530)

Partnership's share of
  unconsolidated  ventures'
  income (losses)             $    36        $  (276)    $ (1,100)    $ (1,592)  $ (2,484)

Partnership's share of gain on
sale of operating investment
properties                    $ 4,210              -            -            -          -

Loss on transfer of assets
  at foreclosure              $     -              -            -            -   $ (6,468)

Income (loss) before
  extraordinary gain          $ 3,033        $  (404)    $ (1,200)    $ (1,992)  $ (9,479)

Partnership's share of
 extraordinary gain from
 settlement of debt
 obligations                  $ 7,463              -     $  1,600            -   $  6,405

Net income (loss)             $10,496        $  (404)    $    400     $ (1,992)  $ (3,074)

Per Limited Partnership Unit:
  Income (loss) before
  extraordinary gain          $ 79.04        $(10.53)    $ (31.29)    $ (51.90)  $(247.02)

  Partnership's share of
  extraordinary gain
  from settlement of
  debt obligations            $194.50              -     $  41.72            -   $ 166.91

  Net income (loss)           $273.54        $(10.53)    $  10.43     $ (51.90)  $ (80.11)

  Cash distributions
    from operations           $ 18.25              -           -             -          -

  Cash distribuitons from
    captial transactions      $ 90.00              -           -             -          -

Total assets                  $ 6,789        $ 8,852     $ 7,148      $  6,347   $  5,191

Mortgage notes payable        $ 1,614        $ 1,671     $ 1,723      $  2,499   $  2,523


     (1)The Partnership's operating loss for the year ended September 30, 1997 includes an impairment loss of $1,000,000 related to the consolidated Concourse Retail Plaza. See Note 2 to the accompanying financial statements for a further discussion of this writedown.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      The Partnership offered units of limited partnership interests to the public from May 14, 1985 to May 13, 1986 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $37,969,000 were received by the Partnership, and after deducting selling expenses and offering costs, approximately $32,602,000 was invested in five joint venture partnerships which owned seven operating properties, comprised of five multi-family apartment complexes, one mixed-use office and retail property and one shopping center. As discussed further below, during fiscal 1997 three of the multi-family properties were sold. A fourth multi-family property was sold subsequent to September 30, 1997. In addition, the office portion of the investment in the mixed-use Concourse property was lost through foreclosure proceedings on December 17, 1992. The Partnership retains an interest in the retail plaza portion of the Concourse property. The Partnership does not have any commitments for additional investments but may be called upon to fund its share of operating deficits or capital needs of its existing investments in accordance with the respective joint venture agreements.

      As previously reported, despite the successful lease-up of all three properties owned by HMF Associates following the completion of the required construction-related repairs, the net operating income from the properties was not sufficient to fully cover the interest accruing on the outstanding debt obligations which matured on June 1, 1997 and July 1, 1997. As a result, the total obligation due to the mortgage lender had continued to increase since the date of a fiscal 1992 loan modification agreement. The balance of the original mortgage loans on the Hunt Club, Marina Club and Enchanted Woods properties at the time of their fiscal 1987 acquisition dates totalled $13,035,000. After advances from the lender to pay for costs to repair the construction defects of approximately $4.8 million and interest deferrals totalling approximately $6.2 million, the total obligation to the mortgage lender totalled approximately $24 million as of the fiscal 1997 maturity dates. As a result, the aggregate estimated fair value of the operating investment properties was substantially lower than the outstanding obligations to the first mortgage holder. In April 1997, the lender agreed to another modification agreement which provided the joint venture with an opportunity to complete a sale transaction prior to the loan maturity dates. Under the terms of the agreement, the Partnership and its co-venture partner could qualify to receive a nominal payment from the sales proceeds at a specified level if a sale was completed by June 30, 1997 and certain other conditions were met. In May 1997, the agreement with the lender was modified to reflect the terms and conditions of a sale involving only the Hunt Club and Marina Club properties. The joint venture also obtained a four-month extension from the lender of the discounted loan pay off agreement with respect to the Enchanted Woods Apartments.

      On June 27, 1997, HMF Associates sold the properties known as The Hunt Club Apartments and The Marina Club Apartments to an unrelated third party for approximately $5.3 million and $3.1 million, respectively. The Partnership received net proceeds of approximately $288,000 in connection with the sale of these two assets in accordance with the discounted mortgage loan payoff agreement reached with the lender in April 1997. The third property owned by the joint venture, the Enchanted Woods Apartments, located in Federal Way, Washington, had been under contract for sale to the same buyer that purchased The Hunt Club and Marina Club properties, however, the buyer subsequently withdrew the offer to purchase Enchanted Woods. A Special Capital Distribution of $1,898,450, or $50 per original $1,000 investment, was made on August 15, 1997, to unitholders of record as of June 27, 1997. Of this amount, $7.60 per original $1,000 investment represented net sale proceeds from the disposition of The Hunt Club Apartments and The Marina Club Apartments, $41.48 per original $1,000 investment represented proceeds from the settlements of litigation covering construction-related defects at the Hunt Club, Marina Club and Enchanted Woods properties as discussed further below, and $0.92 per original $1,000 investment represented Partnership reserves that exceed future requirements. On September 9, 1997, HMF Associates sold The Enchanted Woods Apartments to an unrelated third party for approximately $9.2 million. The Partnership received net proceeds of approximately $261,000 in connection with the sale in accordance with the discounted mortgage loan payoff agreement referred to above. The net proceeds of this transaction will be distributed to the Limited Partners on February 13, 1998.

      As previously reported, the Partnership received $1,574,903 in fiscal years 1994 and 1995 in connection with the various settlements of litigation against the developer and subcontractors covering construction-related defects at the Hunt Club, Marina Club and Enchanted Woods (formerly Forest Ridge) apartment complexes. This $1,574,903 had been held in the Partnership's reserves for potential use in an economically viable workout that the Partnership tried to negotiate with the lender for these properties. Management had numerous discussions with the mortgage holder for the properties owned by HMF Associates over the past several years regarding a possible loan modification aimed at preventing the further accumulation of deferred interest and reducing the overall debt obligations. Such a plan would have required a sizable equity infusion by the joint venture. During fiscal 1996, management of the Partnership evaluated whether an additional investment in the venture would be economically prudent in light of the future appreciation potential of the properties and concluded that it would be unwise to commit the additional equity investment required to effect the proposed debt restructuring. With the Hunt Club, Marina Club and Enchanted Woods properties sold pursuant to the discounted loan payoff agreement in fiscal 1997, as described above, the Partnership no longer had a need to retain the litigation proceeds and distributed them to the Limited Partners as part of the August 1997 Special Capital Distribution.

      Notwithstanding the sales of the properties owned by HMF Associates for net proceeds which were substantially less than the amounts of the Partnership's original investments, due to improvements in the Partnership's cash flow during fiscal 1996 and the expectation that it will continue in the future, the Partnership reinstated the payment of regular quarterly distributions at the annual rate of 2.5% on remaining invested capital effective with the payment made on February 14, 1997 for the quarter ended December 31, 1996. The payment of quarterly distributions was discontinued in early 1990 primarily due to the lack of cash flow from several of the Partnership's investments. The plan to reinstate quarterly distributions was the result of the improvement in property operations and the lower debt service costs at the Colony Apartments and The Meadows on the Lake Apartments, which represent a combined 48% of the Partnership's original investment portfolio. The Partnership also made a special distribution of $40 per original $1,000 investment on February 14, 1997 to Unitholders of record on December 31, 1996. This amount represented a distribution of Partnership reserves which exceeded expected future requirements. Quarterly cash distributions were increased to an annualized rate of 2.65% on remaining invested capital for the quarter ended September 30, 1997.

      During fiscal 1997, the Partnership received cash flow distributions of $774,000 from the Colony Apartments joint venture and $567,000 from the Meadows joint venture. During the third quarter of fiscal 1996, the Meadows joint venture completed the final phase of the repair work on the construction defects at the property using the proceeds from the insurance settlement originally escrowed with the lender plus excess cash flow from property operations. With the repair work at The Meadows on the Lake Apartments completed, the venture began generating regular distributions of excess cash flow to the Partnership. The Partnership and its co-venture partner had received unsolicited offers from prospective purchasers to acquire The Meadows on the Lake Apartments in early fiscal 1997. After carefully reviewing the offers, the Partnership determined that the property should sell at a higher price and directed the co-venture partner to market the property for sale. During the fourth quarter of fiscal 1997, an offer was received from a qualified buyer which met the Partnership's sale criteria. Subsequent to year-end, on December 18, 1997 the Meadows joint venture sold the operating investment property to an unrelated third party for $9,525,000. The sale generated net proceeds of approximately $4.4 million after paying off the outstanding mortgage loan of approximately $4.7 million and closing costs of approximately $400,000. The net proceeds from the sale of The Meadows on the Lake Apartments will be distributed to the Limited Partners on February 13, 1998. Future distributions from the Colony Apartments joint venture are expected to be sufficient to fund the Partnership's operating costs, allow for the payment of quarterly distributions to the Unitholders and provide adequate liquidity to fund the capital needs which may exist at the other joint venture investment properties.

      The Partnership is focusing on potential disposition strategies for the remaining investments in its portfolio, which consist of two retail properties and one multi-family apartment complex. Although no assurances can be given, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2 to 3 years. Of the three assets remaining after the sale of the Meadows on the Lake Apartments, the Colony Apartments property has significant equity above the outstanding debt obligation based on the estimated current property value, while the two retail properties would not be expected to yield substantial net proceeds after the mortgage debt if sold under current market conditions.

      At Colony Apartments the occupancy level averaged 96% for fiscal 1997, down from the average occupancy level of 98% for the prior fiscal year. The slight decline in average occupancy is primarily attributable to the aggressive rental rate increases implemented at the property during the year. Nonetheless, occupancy did improve at Colony Apartments during the second half of fiscal 1997. Part of the improvement during the second half of the year is attributable to the efforts of the property's management and leasing team to lease the available one-bedroom units. During the first quarter of fiscal 1998, management will focus on the two-bedroom units. The improving local economy is enabling tenants who normally share two-bedroom apartments with roommates to afford one-bedroom apartments on their own. Asking rental rates on vacant two-bedroom units will be monitored closely by the property's leasing team and adjusted as needed in order to maintain an overall occupancy level above 95%. The roofing portion of the exterior capital improvement program was completed during the fourth quarter of fiscal 1997, as was the renovation of the tennis court. Assuming that the overall market for multi-family apartment properties remains strong, the Partnership may have favorable opportunities to sell its interest in the Colony Apartments in the near term. The potential to sell this asset, which represents the Partnership's sole source of liquidity, on favorable terms may prompt the accelerated dispositions of the two remaining retail properties.

     Occupancy levels at the Concourse Retail Plaza and the Colony Square Shopping Center were 90% and 97%, respectively, as of September 30, 1997. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space and by the generally flat rate of growth in retail sales. It remains unclear at this time what impact, if any, this general trend will have on the operations and/or market values of the Partnership's retail properties in the near term. Management continues to closely monitor the operating performance of the three restaurant tenants at the Concourse Retail Plaza. Two of these tenants, which occupy approximately 40% of the property's leasable space, reported declining sales during fiscal 1996 and fell behind on their rental payments. Management negotiated agreements with both tenants to cure the rental delinquencies which, in one of the cases, involved the forgiveness of a portion of the delinquency and a reduction in the future monthly rent payment in return for an increase in the term of the lease obligation. One of these tenants is currently meeting the modified terms of its rental obligations. The Partnership had pursued legal action for eviction against the other tenant, a locally owned southwestern restaurant which occupies 28% of the Plaza, because of a failure to pay the modified rent. Subsequently, a court judgement was entered against this restaurant tenant. This tenant is now experiencing improved sales and is paying its rent as modified under the court judgement. However, the Partnership is pursuing additional legal action to obtain a summary judgement on the total rental arrearage owed. The Partnership will continue to collect this tenant's rent while also looking for a replacement tenant in the event of a default. In addition, a locally owned and operated far eastern restaurant, which occupies 12% of the leasable area, experienced a slow down in sales due to the decline in tourism during the off-season and fell behind in its rental obligations during the fourth quarter of fiscal 1997. This tenant is attempting to pay its arrearage as its seasonal tourist business increases during the winter months. During the fourth quarter, the property's leasing team began discussions with a popular south Florida Caribbean restaurant chain on a lease for a 3,953 square foot vacant restaurant space. The Partnership believes that the potential addition of this new restaurant would add stability to the tenant base and make the Plaza more appealing to prospective future buyers.

      As noted above, the Partnership is currently reviewing its disposition options for the Concourse Retail Plaza. For the past four years 80% of the Plaza's 30,473 square feet has been leased to restaurant operators which, for the most part, have performed poorly. One of the options under review is the development of a leasing plan that would put an emphasis on a greater mixture of office and retail uses. This could involve the conversion of one of the larger restaurant out parcel buildings into professional/service office space. Another option would be to market the property for sale after attempting to stabilize the current tenant base. However, the prospects for stabilizing the tenant roster are uncertain at the present time in light of the bleak economic conditions which currently exist in the local sub-market. Management is aware of several restaurant tenants in the local market whose businesses have failed in recent months, and, despite diligent efforts, the Partnership has been unable to identify and secure viable tenants to replace any of the three financially troubled restaurant tenants referred to above. Another factor impacting a possible near term sale of the Concourse Retail Plaza is the property's first mortgage loan. The mortgage loan, which is assumable, contains a prohibition on prepayment through January 10, 2000. As a result, any sale transaction completed prior to such date would have to involve an assumption of this mortgage loan. Management expects to formalize its strategy for positioning the Concourse property for sale during fiscal 1998. In light of the potential for an accelerated disposition of the Concourse Retail Plaza and the continued financial difficulties of a substantial portion of the property's tenant base, management concluded during fiscal 1997 that the carrying value of the Concourse operating investment property was impaired in accordance with Statement of Financial Accounting Standards (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, an impairment loss of $1,000,000 was recognized in the current year to write down the net carrying value of the Concourse property to its current estimated fair market value of approximately $2.3 million, as determined by an independent appraisal.

      At Colony Square, a lease for a 2,332 square foot martial arts studio, or 6% of the Center's available space, was not renewed by the tenant upon its expiration during the third quarter of fiscal 1997. However, during the fourth quarter, a new three-year lease was signed with a security systems company to occupy this space. Also during the third quarter, a 2,344 square foot liquor store renewed its lease for five years. Subsequent to the end of fiscal 1997, the property's leasing team signed a renewal and expansion lease with a jewelry repair store that relocated from its 600 square foot space into a 1,200 square foot space. Subsequent to year-end, the Center's grocery store expanded into the recently vacated jewelry store, which brought the Center leasing level to 100%. There are seven tenants leasing a total of 10,170 square feet of the Center's 39,572 square foot leasable area that have leases coming up for renewal over the next 12 months. The property's leasing team expects that most of these leases will be renewed. Asking rental rates at the Center are up slightly from one year ago which may provide an opportunity to renew the leases at slightly higher rental rates. Capital improvements at Colony Square during fiscal 1997 included the installation of a main gas line and the conversion of two spaces from electric to gas heat.

      At September 30, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $2,856,000. Such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses, distributions to partners, as discussed further above, and the funding of operating deficits or capital improvements of the joint ventures, in accordance with the terms of the respective joint venture agreements, to the extent economically justified. The source of future liquidity and distributions to the partners is expected to be from available net cash flow generated by the operations of the Partnership's investment properties and from net proceeds from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.


Results of Operations
1997 Compared to 1996
---------------------

            The Partnership reported net income of $10,496,000 for the year ended September 30, 1997, as compared to a net loss of $404,000 in fiscal 1996. This favorable change in the Partnership's net operating results is primarily attributable to the gains recognized by the Partnership on the sale of the Hunt Club, Marina Club and the Enchanted Woods Apartments and the related extraordinary gains from settlement of debt obligations, as discussed further above. The HMF joint venture recognized gains from the forgiveness of indebtedness in connection with the sales of the Enchanted Woods, Hunt Club and Marina Club properties in the aggregate amount of $7,552,000 as a result of the fiscal 1997 sale transactions. The venture also recognized gains in the aggregate amount of $4,291,000 for the amount by which the sales prices, net of closing costs, exceeded the net carrying values of the operating investment properties. The Partnership's share of such gains totalled approximately $7,463,000 and $4,210,000, respectively. The Partnership's net loss, prior to the effect of these gains, increased by $773,000 for the year ended September 30, 1997 mainly as a result of the impairment loss of $1,000,000 recognized on the Concourse operating property in fiscal 1997, as discussed further above. The impact of the impairment loss was partially offset as a result of the Partnership realizing income of $36,000 from its share of unconsolidated ventures' operations in fiscal 1997 as compared to losses of $276,000 during fiscal 1996.

      The favorable change in the operations of the unconsolidated joint ventures is primarily a result of the sale of the HMF Associates properties during fiscal 1997, as discussed further above. HMF Associates had been generating net losses from operations prior to the sale transactions. The elimination of the net losses from HMF Associates was partially offset by the recognition of a gain on settlement of insurance proceeds by the Meadows joint venture during fiscal 1996 of $197,000. This gain was recognized due to a change in the original estimate for the completion of required structural repairs to the Meadows on the Lake Apartments.

      An increase in bad debt expense of the consolidated Concourse Retail Plaza of $61,000 and an increase in management fee expense of $58,000 also contributed to the increase in the Partnership's net loss prior to the effect of the HMF gains in fiscal 1997. Bad debt expense increased due to a financially troubled tenant at Concourse defaulting on a previous workout arrangement during fiscal 1997. Management fee expense increased due to the reinstatement of distributions during fiscal 1997, upon which management fees are based. The increases in bad debt expense and management fee expense were partially offset by an increase in interest and other income of $23,000. Interest and other income increased primarily as a result of a larger average outstanding balance of cash and cash equivalents during fiscal 1997 prior to the distributions of excess reserves to the Limited Partners, as discussed further above.

1996 Compared to 1995
---------------------

      The Partnership reported a net loss of $404,000 for the year ended September 30, 1996, as compared to net income of $400,000 in fiscal 1995. This change in the Partnership's net operating results was attributable to a $27,000 increase in the Partnership's operating loss and an extraordinary gain of $1,600,000 recognized in fiscal 1995 which were partially offset by a decrease of $824,000 in the Partnership's share of unconsolidated ventures' losses. The $1,600,000 extraordinary gain resulted from the discounts obtained on the repayment of the Concourse second mortgage loan and the refinancing of the Colony Apartments first mortgage debt obligation during fiscal 1995. The consolidated Concourse joint venture recognized an extraordinary gain on settlement of debt obligation of $530,000 in fiscal 1995 resulting from the November 1994 discounted repayment of the second mortgage note secured by the Concourse Retail Plaza. In addition, the unconsolidated Colony Apartments joint venture received a discount of $1,070,000 on the pay-off of the venture's wraparound mortgage loan in connection with an August 1995 refinancing transaction. This discount was recorded as an extraordinary gain on settlement of debt obligation and was allocated 100% to the Partnership in accordance with the joint venture agreement.

      The Partnership's share of unconsolidated ventures' losses decreased by $824,000 in fiscal 1996, when compared to fiscal 1995, partly due to a gain of $197,000 recognized by the Meadows joint venture in fiscal 1996, along with a $306,000 increase in combined revenues and a $507,000 decrease in combined interest expense. As of September 30, 1995, management of the Meadows joint venture had estimated that the costs to complete the required structural repairs to the Meadows on the Lake Apartments would exceed the insurance settlement proceeds by $300,000, and the venture recognized a loss of such amount in fiscal 1995. During fiscal 1996, management revised its plans for completing the renovations resulting in the required repairs being accomplished for substantially less than the prior estimates. This change in estimate resulted in a gain of $197,000 for financial reporting purposes which was reflected in the venture's fiscal 1996 income statement. Combined revenues increased by $306,000 due to a $250,000 increase in rental revenues and a $56,000 increase in other income. Rental revenues at Colony Apartments and Colony Square increased by $272,000 and $43,000, respectively, due to increases in rental rates while combined rental revenues from the three properties owned by HMF Associates decreased by $63,000 due to declines in average occupancy at two of the three properties. The decrease in combined interest expense in fiscal 1996 was primarily attributable to a $540,000 decrease in interest expense at the Colony Apartments joint venture due to the lower interest rate obtained as a result of the August 1995 refinancing. The impact of the accounting for the Meadows insurance settlement, the increase in revenues and the decline in interest expense were partially offset by increases in deprecation and amortization and repairs and maintenance expenses during fiscal 1996. Depreciation and amortization increased by $119,000 primarily due to the additional depreciation associated with the capital improvements completed at the Colony Apartments, Meadows Apartments, and the properties owned by HMF Associates during fiscal 1995 and 1996. Repairs and maintenance expenses increased by $112,000 due to higher expenses incurred at three of the four unconsolidated joint ventures during fiscal 1996.

      The Partnership's operating loss increased by $27,000 when compared to fiscal 1995 primarily due to a $88,000 decrease in interest income and a slight increase in the net loss of the consolidated Concourse joint venture which were partially offset by a decrease in the Partnership's general and administrative expenses. The Partnership's interest income decreased by $88,000 due to the recognition in fiscal 1995 of $175,000 of previously unrecorded interest received on an optional loan to a joint venture which was repaid in fiscal 1995. Interest income without the effect of this optional loan repayment increased by $87,000 in fiscal 1996 as a result of higher average outstanding cash balances during fiscal 1996. General and administrative expenses decreased by $79,000 primarily due additional professional fees incurred in fiscal 1995 associated with an independent valuation of the Partnership's portfolio of real estate assets and legal fees associated with the Concourse refinancing transaction. The net loss of the consolidated Concourse joint venture increased by $6,000 in fiscal 1996 primarily due to a bad debt of $89,000 recognized in fiscal 1996 in connection with the rental obligation forgiveness discussed further above. The fiscal 1996 bad debt expense was partially offset by a $20,000 decrease in interest expense, a $16,000 decline in property operating expenses, a $5,000 reduction in real estate taxes and a $10,000 decrease in depreciation expense. Interest expense decreased by $20,000 due to the lower interest rate on the venture's first mortgage loan which was refinanced in January 1995.

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

      The Partnership's share of unconsolidated ventures' losses decreased by $492,000 in fiscal 1995 when compared to fiscal 1994 primarily due to an increase of $429,000 in rental revenues from the lease-up of the renovated apartment complexes owned by HMF Associates. As discussed further in the notes to the accompanying financial statements, the apartments owned by HMF Associates had construction-related defects that forced management to cease its leasing activities during the majority of the remediation period from fiscal 1991 through 1993. Average occupancy at the three HMF apartment complexes increased from 83% during the re-leasing phase in fiscal 1994 to 93% for fiscal 1995. Increases in rental revenues at the Meadows Apartments, Colony Apartments and Colony Square Shopping Center also had a positive impact on the Partnership's share of unconsolidated ventures' losses for fiscal 1995. Revenues at the Meadows Apartments and Colony Apartments increased due to slight increases in both rental rates and average occupancy when compared to fiscal 1994. At The Meadows on the Lake Apartments, rental revenues improved by $73,000, or 5%, in fiscal 1995, when compared to the prior year, while average occupancy increased from 97% to 98%. Rental revenues increased by $140,000, or 3%, at the Colony Apartments where average occupancy also increased from 97% for fiscal 1994 to 98% for fiscal 1995. In addition, repairs and maintenance expenses decreased by $339,000 at the Colony Apartments as a result of a shift in focus of the property's maintenance program from deferred repairs and maintenance performed in fiscal 1994 to capital expenditures incurred in fiscal 1995. Capital expenditures of the Colony Apartments joint venture increased by $315,000 in fiscal 1995. At the Colony Square Shopping Center, revenues (including tenant reimbursements of operating expenses) were up by $41,000 over fiscal 1994 as a result of the increase in average occupancy from 91% for fiscal 1994 to 93% for fiscal 1995. The increases in rental revenues at all of the unconsolidated joint ventures and the decrease in repairs and maintenance expenses at the Colony Apartments were partially offset by increases in depreciation and amortization expense at the Colony Apartments and HMF Associates joint ventures and by an increase of $175,000 in real estate taxes at HMF Associates as a result of certain refunds of prior year taxes received in fiscal 1994. In addition, a $300,000 loss on insurance settlement recognized by the Meadows joint venture in fiscal 1995 also offset the favorable change in unconsolidated ventures' losses.

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

Certain Factors Affecting Future Operating Results
--------------------------------------------------

      The following factors could cause actual results to differ materially from historical results or those anticipated:

      Real Estate Investment Risks. Real property investments are subject to varying degrees of risk. Revenues and property values may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including (i) the perceptions of prospective tenants of the attractiveness of the property; (ii) the ability to retain qualified individuals to provide adequate management and maintenance of the property; (iii) the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise; and (iv) increased operating costs. Real estate values may also be adversely affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

      Effect of Uninsured Loss. The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties with insured limits and policy specifications that management believes are customary for similar properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management's judgment, not economically insurable. Should an uninsured loss occur, the Partnership could lose both its invested capital in and anticipated profits from the affected property.

      Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances on, under, in or migrating from such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

      The Partnership is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at any of its properties that it believes will involve any expenditure which would be material to the Partnership, nor is the Partnership aware of any environmental condition with respect to any of its properties that it believes will involve any such material expenditure. However, there can be no assurance that any non-compliance, liability, claim or expenditure will not arise in the future.

      Competition. The financial performance of the Partnership's remaining real estate investments will be significantly impacted by the competition from comparable properties in their local market areas. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has increased significantly in the past 12 months. Existing apartment properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. The retail segment of the real estate market is currently suffering from an oversupply of space in many markets resulting from overbuilding in recent years and the trend of consolidations and bankruptcies among retailers prompted by the generally flat rate of growth in overall retail sales. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future.

      Impact of Joint Venture Structure. The ownership of the remaining investments through joint venture partnerships could adversely impact the timing of the Partnership's planned dispositions of its remaining assets and the amount of proceeds received from such dispositions. It is possible that the
Partnership's co-venture partners could have economic or business interests which are inconsistent with those of the Partnership. Given the rights which both parties have under the terms of the joint venture agreements, any conflict between the partners could result in delays in completing a sale of the related operating property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price.

      Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining assets is critical to the Partnership's ability to realize the estimated fair market values of such properties at the time of their final dispositions. Demand by buyers of multi-family apartment and retail properties is affected by many factors, including the size, quality, age, condition and location of the subject property, the quality and stability of the tenant roster, the terms of any long-term leases, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

Inflation
---------

      The Partnership completed its twelfth full year of operations in fiscal 1997 and the effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

      Inflation in future periods may increase revenues, as well as operating expenses, at the Partnership's operating investment properties. Some of the existing leases with tenants at the Partnership's retail plaza and retail shopping center contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses, which would tend to rise with inflation. Tenants at the Partnership's remaining apartment property have short-term leases, generally of six-to-twelve months in duration. Rental rates at this property can be adjusted to keep pace with inflation, as market conditions allow, as the leases are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses caused by future inflation.

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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                     Date
                                                                     elected
      Name                      Office                      Age      to Office
      ----                      ------                      ---      ---------

Bruce J. Rubin          President and Director              38        8/22/96
Terrence E. Fancher     Director                            44        10/10/96
Walter V. Arnold        Senior Vice President and
                          Chief Financial Officer           50        10/29/85

David F. Brooks         First Vice President and
                          Assistant Treasurer               55        1/15/85 *
Timothy J. Medlock      Vice President and Treasurer        36        6/1/88
Thomas W. Boland        Vice President and Controller       35        12/1/91

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

      Thomas W. Boland is a Vice President and Controller of the Managing General Partner and a Vice President and Controller of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 1997, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

      The directors and officers of the Partnership's Managing General Partner receive no direct remuneration from the Partnership. The Partnership is required to pay certain fees to the Adviser, and the General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described under Item 13.

      Regular quarterly distributions to the Partnership's Unitholders were suspended from fiscal 1990 through fiscal 1996. Distributions were reinstated at an annual rate of 2.5% on remaining invested capital effective for the first quarter of fiscal 1997. Distributions were increased to an annual rate of 2.65% for the fourth quarter of fiscal 1997. However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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

      All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to the Adviser, as an asset management fee. Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee (3% of adjusted cash flow, as defined in the Partnership Agreement) and an incentive management fee (2% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contributions), in addition to the asset management fee described above, for services rendered. Basic and asset management fees totalling $58,000 were earned by the Adviser for the year ended September 30, 1997.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended September 30, 1997 is $86,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $17,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended September 30, 1997. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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

    (b) A Current Report on Form 8-K dated September 9, 1997 was filed during the last quarter of fiscal 1997 to report the sale of The Enchanted Woods Apartments and is hereby incorporated by reference.

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

                                  PAINE WEBBER INCOME PROPERTIES SEVEN
                                        LIMITED PARTNERSHIP


                                  By:  Seventh Income Properties Fund, Inc.
                                       Managing General Partner



                                  By: /s/ Bruce J. Rubin
                                      -------------------
                                      Bruce J. Rubin
                                      President and Chief Executive Officer



                                  By: /s/ Walter V. Arnold
                                      --------------------
                                      Walter V. Arnold
                                      Senior Vice President and
                                      Chief Financial Officer



                                  By: /s/ Thomas W. Boland
                                      --------------------
                                      Thomas W. Boland
                                      Vice President and Controller

Dated:   January 13, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.




By:/s/ Bruce J. Rubin                           Date: January 13, 1998
   ------------------------                           ----------------
   Bruce J. Rubin
   Director





By:/s/ Terrence E. Fancher                      Date: January 13, 1998
   ------------------------                           ----------------
   Terrence E. Fancher
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

           PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP


                              INDEX TO EXHIBITS


                                                      Page Number in the Report
Exhibit No. Description of Document                   or Other Reference
----------- ------------------------                  --------------------------

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


(13)        Annual Reports to Limited Partners        No Annual Report for the year
                                                      ended September 30, 1997 has
                                                      been    sent    to   the
                                                      Limited Partners.  An Annual
                                                      Report will be sent to
                                                      the   Limited   Partners
                                                      subsequent to this filing.


(21)        List of Subsidiaries                      Included in Item  1 of Part I of this
                                                      Annual  Report Page I-1, to which
                                                      Reference is hereby made.


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


                          ANNUAL REPORT ON FORM 10-K
                       Item 14(a) (1) and (2) and 14(d)

           PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                    Reference
                                                                    ---------

Paine Webber Income Properties Seven Limited Partnership:

      Report of independent auditors                                     F-2

      Consolidated balance sheets as of September 30, 1997 and 1996      F-3

      Consolidated statements of operations for the years ended
        September 30, 1997, 1996 and 1995                                F-4

      Consolidated statements of changes in partners' capital
        (deficit) for the years ended September 30, 1997, 1996
         and 1995                                                        F-5

      Consolidated statements of cash flows for the years ended
         September 30, 1997, 1996 and 1995                               F-6

      Notes to consolidated financial statements                         F-7

      Schedule III - Real estate and accumulated depreciation           F-22

Combined Joint Ventures of Paine Webber Income Properties Seven Limited
Partnership:

      Report of  independent auditors                                   F-23

      Combined balance sheets as of September 30, 1997 and 1996         F-24

      Combined  statements of operations and changes in venturers'
        capital (deficit) for the years ended September 30, 1997,
        1996 and 1995                                                   F-25

      Combined statements of cash flows for the years ended
         September 30, 1997, 1996 and 1995                              F-26

      Notes to combined financial statements                            F-27

      Schedule III - Real estate and accumulated depreciation           F-35


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

                        REPORT OF INDEPENDENT AUDITORS






The Partners of
Paine Webber Income Properties Seven Limited Partnership:

      We have audited the accompanying consolidated balance sheets of Paine Webber Income Properties Seven Limited Partnership as of September 30, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paine Webber Income Properties Seven Limited Partnership at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                           /s/ Ernst & Young LLP
                                           ---------------------
                                           ERNST & YOUNG LLP


Boston, Massachusetts
January 9, 1998

                     PAINE WEBBER INCOME PROPERTIES SEVEN
                             LIMITED PARTNERSHIP

                         CONSOLIDATED BALANCE SHEETS
                         September 30, 1997 and 1996
                   (In thousands, except per Unit amounts)

                                    ASSETS
                                                            1997         1996
                                                            ----         ----
Operating investment property:
   Land                                                 $     486   $     698
   Buildings and improvements                               2,990       4,294
   Equipment and fixtures                                      75         107
                                                        ---------   ---------
                                                            3,551       5,099
   Less accumulated depreciation                           (1,257)     (1,651)
                                                        ---------   ---------
                                                            2,294       3,448

Investments in unconsolidated ventures, at equity           1,406           -
Cash and cash equivalents                                   2,856       5,067
Escrowed funds                                                 72          74
Accounts receivable, net                                       26         107
Accounts receivable - affiliates                                -           2
Deferred expenses, net of accumulated amortization
   of $75 ($56 in 1996)                                       103         122
Other assets                                                   32          32
                                                        ---------   ----------
                                                        $   6,789   $   8,852
                                                        =========   =========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Losses from  unconsolidated joint ventures in excess
   of investments and advances                          $       -   $   8,413
Mortgage note payable                                       1,614       1,671
Accounts payable and accrued expenses                          84          61
Accounts payable - affiliates                                   7           -
Accrued interest payable                                       15          15
Accrued real estate taxes                                      58          59
Other liabilities                                               9          10
                                                        ---------   ---------
      Total liabilities                                     1,787      10,229

Partners' capital (deficit):
  General Partners:
   Capital contributions                                        1           1
   Cumulative net loss                                       (365)       (475)
   Cumulative cash distributions                             (289)       (282)

  Limited Partners ($1,000 per Unit; 37,969 Units issued):
   Capital contributions, net of offering costs            33,529      33,529
   Cumulative net loss                                    (16,058)    (26,444)
   Cumulative cash distributions                          (11,816)     (7,706)
                                                        ---------   ---------
      Total partners' capital (deficit)                     5,002      (1,377)
                                                        ---------   ---------
                                                        $   6,789   $   8,852
                                                        =========   =========




                           See accompanying notes.

                      PAINE WEBBER INCOME PROPERTIES SEVEN
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended September 30, 1997, 1996 and 1995
                     (In thousands, except per Unit amounts)

                                                 1997        1996       1995
                                                 ----        ----       ----
Revenues:
   Rental income and expense recoveries       $   535     $   523      $  497
   Interest and other income                      273         250         338
                                              -------     -------      ------
                                                  808         773         835

Expenses:
   Loss on impairment of operating
     investment property                        1,000           -           -
   Mortgage interest                              188         195         215
   Property operating expenses                     92         103         119
   Depreciation expense                           154         139         149
   Real estate taxes                               80          77          82
   General and administrative                     287         285         364
   Bad debt expense                               150          89           -
   Management fee expense                          58           -           -
   Amortization expense                            13          13           7
                                              -------     -------      ------
                                                2,022         901         936
                                              -------     -------      ------
Operating loss                                 (1,214)       (128)       (101)

Partnership's share of unconsolidated
   ventures' income (losses)                       36        (276)     (1,100)

Partnership's share of gain on sale of
   operating investment properties              4,210           -           -

Venture partner's share of consolidated
   venture's operations                             1           -           1
                                              -------     -------      ------

Income (loss) before extraordinary gain         3,033        (404)     (1,200)

Partnership's share of extraordinary gain
   from settlement of debt obligations          7,463           -       1,600
                                              -------     -------      ------
Net income (loss)                             $10,496     $  (404)     $  400
                                              =======     =======      ======

Net income (loss) per Limited
  Partnership Unit:
   Income (loss) before extraordinary gain    $ 79.04     $(10.53)    $(31.29)
   Partnership's share of extraordinary gain
     from settlement of debt obligations       194.50           -       41.72
                                              -------     -------     -------
   Net income (loss)                          $273.54     $(10.53)    $ 10.43
                                              =======     =======     =======

Cash distributions per Limited
  Partnership Unit                            $108.25     $     -     $     -
                                              =======     =======     =======

      The above per Limited Partnership Unit information is based upon the 37,969 Limited Partnership Units outstanding during each year.


                           See accompanying notes.

                      PAINE WEBBER INCOME PROPERTIES SEVEN
                               LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              For the years ended September 30, 1997, 1996 and 1995
                                 (In thousands)

                                         General     Limited
                                         Partners    Partners     Total
                                         --------    --------     -----


Balance at September 30, 1994            $ (756)    $    (617)    $ (1,373)

Net income                                    4           396          400
                                         ------     ---------     --------

Balance at September 30, 1995              (752)         (221)        (973)

Net loss                                     (4)         (400)        (404)
                                         ------     ---------     --------
Balance at September 30, 1996              (756)         (621)      (1,377)

Net income                                  110        10,386       10,496

Cash distributions                           (7)       (4,110)      (4,117)
                                         ------     ---------     --------

Balance at September 30, 1997            $ (653)    $   5,655     $  5,002
                                         ======     =========     ========




























                           See accompanying notes.

                      PAINE WEBBER INCOME PROPERTIES SEVEN
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                        1997        1996        1995
                                                        ----        ----        ----

Cash flows from operating activities:
  Net income (loss)                                    $  10,496    $   (404)   $    400
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Loss on impairment of operating investment
     property                                              1,000           -           -
   Depreciation and amortization                             167         152         156
   Amortization of deferred financing costs                    6           6           6
   Partnership's share of unconsolidated
     ventures' income (losses)                               (36)        276       1,100
   Venture partner's share of consolidated
     venture's operations                                     (1)          -          (1)
   Partnership's share of gain on sale
     of operating investment properties                    (4,210)         -           -
   Partnership's share of extraordinary gain
       from settlement of debt obligations                 (7,463)          -     (1,600)
   Changes in assets and liabilities:
     Escrowed funds                                             2           1          2
     Accounts receivable                                       81         (23)       (34)
     Accounts receivable - affiliates                           2           -          -
     Deferred expenses                                          -           -         (8)
     Other assets                                               -           -        (27)
     Accounts payable - affiliates                              7           -          -
     Accounts payable and accrued expenses                     23          24          7
     Accrued interest payable                                   -          (1)         7
     Accrued real estate taxes                                 (1)         (1)         3
                                                       ----------   ---------   --------
        Total adjustments                                 (10,423)        434       (389)
                                                       ----------   ---------   --------
        Net cash provided by operating activities              73          30         11
                                                       ----------   ---------   --------

Cash flows from investing activities:
  Additions to operating investment property                    -         (25)      (132)
  Distributions from unconsolidated joint ventures          1,890       1,862      1,211
                                                       ----------   ---------   --------
        Net cash provided by investing activities           1,890       1,837      1,079
                                                       ----------   ---------   --------

Cash flows from financing activities:
  Repayment of mortgage notes payable                         (57)        (52)    (2,077)
  Proceeds from issuance of long-term debt                      -           -      1,751
  Deferred loan costs                                           -           -        (83)
  Distributions to partners                                (4,117)          -          -
                                                       ----------   ---------   --------
        Net cash used in financing activities              (4,174)       (52)      (409)
                                                       ----------   ---------   --------
Net (decrease) increase in cash and cash
  equivalents                                              (2,211)      1,815        681

Cash and cash equivalents, beginning of year                5,067       3,252      2,571
                                                       ----------   ---------   --------

Cash and cash equivalents, end of year                 $   2,856    $   5,067   $  3,252
                                                       =========    =========   ========

Cash paid during the year for interest                 $     182    $     190   $    202
                                                       =========    =========   ========

                           See accompanying notes.

                     PAINE WEBBER INCOME PROPERTIES SEVEN
                             LIMITED PARTNERSHIP
                  Notes to Consolidated Financial Statements

1.  Organization and Nature of Operations
    -------------------------------------

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

      The Partnership originally invested the net proceeds of the public offering, through five joint venture partnerships, in seven operating properties, comprised of five multi-family apartment complexes, one mixed-use office and retail property and one shopping center. During fiscal 1997, three of the multi-family properties were sold. A fourth multi-family property was sold subsequent to September 30, 1997. In addition, the office portion of the investment in the mixed-use Concourse property was lost through foreclosure proceedings on December 17, 1992. The Partnership retains an interest in the retail plaza portion of the Concourse property. The two office towers owned by the Concourse joint venture had comprised approximately 28% of the Partnership's original investment portfolio. See Notes 4 and 5 for a description of these transactions and of the remaining real estate investments.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1997 and 1996 and revenues and expenses for each of the three years in the period ended September 30, 1997. Actual results could differ from the estimates and assumptions used.

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

      The operating investment property owned by the consolidated joint venture is carried at cost, net of accumulated depreciation and certain guaranteed payments, or an amount less than cost if indicators of impairment are present in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was adopted in fiscal 1997. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Partnership generally assesses indicators of impairment by a review of independent appraisal reports on the operating investment property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis. During fiscal 1997, the independent appraisal of the Concourse operating investment property indicated that certain operating assets, consisting of land, buildings and improvements, and equipment and fixtures were impaired. In accordance with SFAS No. 121, the consolidated Concourse joint venture recorded a reduction in the net carrying value of such assets amounting to $1,000,000 relating to the land ($212,000), buildings and improvements ($1,304,000), equipment and fixtures ($32,000) and accumulated depreciation ($548,000).

      Depreciation expense on the operating investment property is computed using the straight-line method over an estimated useful life of thirty years for the buildings and improvements and five years for the equipment and fixtures. Acquisition fees have been capitalized and are included in the cost of the operating investment property.

      Deferred expenses at September 30, 1997 and 1996 include leasing commissions and deferred refinancing cost related to the Concourse Retail Plaza. The leasing commissions are being amortized on a straight-line basis over the terms of the related leases. The deferred refinancing costs are being amortized on a straight-line basis over the term of the new loan, which approximates the effective interest method. Amortization of deferred refinancing costs is included in interest expense on the accompanying statements of operations.

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

      The cash and cash equivalents and escrowed funds appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these assets approximates their fair value as of September 30, 1997 and 1996 due to the short-term maturities of these instruments. The mortgage note payable is also a financial instrument for purposes of SFAS 107. The fair value of the mortgage note payable is estimated using discounted cash flow analysis based on the current market rate for a similar type of borrowing arrangement (see Note 6).

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

3.  The Partnership Agreement and Related Party Transactions
    --------------------------------------------------------

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

      All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to the Adviser, as an asset management fee. The Partnership reinstated its quarterly distribution payments in fiscal 1997. Such distributions had been suspended since 1990. Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee (3% of adjusted cash flow, as defined in the Partnership Agreement) and an incentive management fee (2% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contributions), in addition to the asset management fee described above, for services rendered. The Adviser earned basic and asset management fees totalling $58,000 for the year ended September 30, 1997. No basic or asset management fees were earned by the Adviser for the years ended September 30, 1996 and 1995. No incentive management fees have been earned to date.

      Included in general and administrative expenses for the years ended September 30, 1997, 1996 and 1995 is $86,000, $81,000 and $86,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $17,000, $13,000 and $4,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1997, 1996 and 1995, respectively.

4.  Operating Investment Property
    -----------------------------

      Operating investment property at September 30, 1997 and 1996 represents the fixed assets of West Palm Beach Concourse Associates, a joint venture in which the Partnership has a controlling interest. The Partnership acquired an interest in West Palm Beach Concourse Associates (the "Joint Venture"), a Florida general partnership organized on July 31, 1985 in accordance with a joint venture agreement between the Partnership and Palm Beach Lake Associates (co-venturer), to own and operate The Concourse Towers I and II and Retail Plaza (the "Properties"). The Properties originally consisted of two office towers with 140,000 square feet of rentable space and a 30,473 rentable square foot retail plaza located in West Palm Beach, Florida. On September 14, 1990, the co-venture partner of West Palm Beach Concourse Associates assigned its general partnership interest to Seventh Income Properties Fund, Inc. ("SIPF"), the Managing General Partner of the Partnership, in return for a release from any further obligations or duties called for under the terms of the joint venture agreement. As a result, the Partnership assumed control over the affairs of the joint venture.

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

      On October 29, 1992, the Partnership consummated a settlement agreement with the first mortgage lender regarding the foreclosure suits on the Concourse office towers and retail plaza whereby the foreclosure action against the retail plaza was dismissed and the first mortgage loan on the retail property was reinstated. In return for this reinstatement, the Partnership agreed not to contest a stipulated order of foreclosure on the two office towers. The foreclosure of the two office towers was completed on December 17, 1992. In conjunction with this settlement agreement, the second mortgage lender, in return for a payment of $100,000 from the venture, agreed to release the two office towers from the second mortgage lien, to reduce the principal balance on the second mortgage on the retail plaza to $750,000, and to extend the maturity date of this loan to July 1997. As described in Note 6, this second mortgage loan was repaid in fiscal 1995.

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

      The following is a summary of property operating expenses for the years ended September 30, 1997, 1996 and 1995 (in thousands):

                                                 1997         1996       1995
                                                 ----         ----       ----

     Property operating expenses:
       Repairs and maintenance                 $   50        $ 59      $   55
       Utilities                                    5           5           4
       Insurance                                    6           6           6
       General and administrative                  16          18          42
       Management fees                             15          15          12
                                               ------        ----      ------
                                               $   92        $103      $  119
                                               ======        ====      ======

5.  Investments in Unconsolidated Joint Venture Partnerships
    --------------------------------------------------------

      At  September  30,  1997,  the   Partnership   had  investments  in  three
unconsolidated joint ventures (four at September 30, 1996) which owned three operating properties (six at September 30, 1996). HMF Associates, a joint venture in which the Partnership had an interest, owned three multi-family apartment properties located in the Seattle, Washington area. On June 27, 1997, HMF Associates sold the properties known as The Hunt Club Apartments and The Marina Club Apartments, and then, on September 9, 1997, HMF Associates sold the remaining property known as The Enchanted Woods Apartments. Subsequent to the sale of Enchanted Woods, HMF Associates was liquidated. See below for a further discussion of these sale transactions. The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements.

      Condensed combined financial statements of these joint ventures follow:

                      Condensed Combined Balance Sheets
                         September 30, 1997 and 1996
                                (in thousands)
                                    Assets
                                                             1997        1996
                                                             ----        ----

   Current assets                                         $ 3,445     $ 3,162
   Operating investment properties, net                    22,481      36,019
   Other assets, net                                          238         327
                                                          -------     -------
                                                          $26,164     $39,508
                                                          =======     =======

                 Liabilities and Partners' Capital (Deficit)

   Current liabilities                                    $ 3,069     $25,832
   Long-term debt, less current portion                    22,185      22,602
   Loans from venturers                                         -         366
   Partnership's share of combined capital (deficit)        1,167      (8,531)
   Co-venturers' share of combined capital (deficit)         (257)       (761)
                                                          -------     -------
                                                          $26,164     $39,508
                                                          =======     =======

                  Reconciliation of Partnership's Investment

                                                             1997        1996
                                                             ----        ----

   Partnership's share of combined capital
     (deficit), as shown above                            $  1,167   $ (8,531)
   Prepaid distributions to Partnership                        (76)      (234)
   Partnership's share of current liabilities
     and long-term debt                                        168        168
   Excess basis due to investment in ventures, net (1)         147        184
                                                          --------   --------
     Investment in unconsolidated ventures, at equity     $  1,406   $ (8,413)
                                                          ========   ========

    (1) At September 30, 1997 and 1996, the Partnership's investment exceeded its share of the joint venture partnerships' capital accounts by approximately $147,000 and $184,000, respectively. This amount, which relates to certain expenses incurred by the Partnership in connection with acquiring its joint venture investments, is being amortized over the estimated useful life of the investment properties. As discussed further below, the Meadows joint venture was liquidated subsquent to year-end upon the sale of its operating investment property. Included in the net excess basis as of September 30, 1997 is $129,000 related to the Meadows joint venture which will be written off in the first quarter of fiscal 1998 as a result of this sale transaction.

                    Condensed Combined Summary of Operations
              For the years ended September 30, 1997, 1996 and 1995
                                 (in thousands)

                                               1997         1996        1995
                                               ----         ----        ----

   Rental revenues and expense recoveries   $  10,391    $ 10,372    $ 10,122
   Interest and other income                      466         521         465
                                            ---------    --------    --------
                                               10,857      10,893      10,587

   Mortgage interest                            3,652       3,892       4,468
   Property operating expenses                  5,539       5,609       5,285
   Depreciation and amortization                1,649       1,849       1,661
   (Gain) loss on insurance settlement              -        (197)        300
                                            ---------    --------    --------
                                               10,840      11,153      11,714
                                            ---------    --------    --------
   Operating income (loss)                         17        (260)     (1,127)

   Gain on sale of operating investment
     properties                                 4,291           -           -
                                            ---------    --------    --------
   Income (loss) before extraordinary gain      4,308        (260)     (1,127)

   Extraordinary gain from settlement of
    debt obligations                            7,552           -       1,070
                                            ---------    --------    --------

   Net income (loss)                        $  11,860   $    (260)   $    (57)
                                            =========   =========    ========

   Net income (loss):
     Partnership's share of combined net
       income (loss)                        $  11,746   $    (269)   $    (23)
     Co-venturers' share of combined
       net income (loss)                          114           9         (34)
                                            ---------   ---------    --------
                                            $  11,860   $    (260)   $    (57)
                                            =========   =========    ========

             Reconciliation of Partnership's Share of Operations
                                (in thousands)

                                                1997      1996         1995
                                                ----      ----         ----

   Partnership's share of combined net income
    (loss), as shown above                    $11,746   $  (269)    $   (23)
   Amortization of excess basis                   (37)       (7)         (7)
                                              -------   -------     --------
   Partnership's share of unconsolidated
    ventures' net income (losses)             $11,709   $  (276)    $    (30)
                                              =======   =======     ========

      The Partnership's share of the unconsolidated ventures' net income (losses) is presented as follows in the consolidated statements of operations (in thousands):

   Partnership's share of unconsolidated
     ventures' income (losses)               $    36    $  (276)   $ (1,100)
   Partnership's share of gain on sale
     of operating investment properties        4,210          -           -
   Partnership's share of extraordinary
     gain on settlement of debt obligations    7,463          -       1,070
                                             -------    -------    --------
                                             $11,709    $  (276)   $    (30)
                                             =======    =======    ========

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

      Investments in  unconsolidated  joint ventures,  at equity, on the balance
sheet  is  comprised  of  the  following   equity  method  carrying  values  (in
thousands):
                                                            1997         1996
                                                            ----         ----

   Chicago Colony Apartments Associates                  $     77    $   (241)
   Chicago Colony Square Associates                         1,256       1,138
   Daniel Meadows Partnership                                  73         506
   HMF Associates                                               -      (9,816)
                                                         --------    --------
                                                         $  1,406    $ (8,413)
                                                         ========    ========

      The Partnership received cash distributions from the unconsolidated joint ventures during fiscal 1997, 1996 and 1995 as set forth below (in thousands):

                                                1997        1996       1995
                                                ----        ----       ----

   Chicago Colony Apartments Associates      $    774     $ 1,517     $   797
   Daniel Meadows Partnership                     567         345          14
   HMF Associates                                 549           -         400
                                             --------     -------     -------
                                             $  1,890     $ 1,862     $ 1,211
                                             ========     =======     =======

      A description of the ventures' properties and the terms of the joint venture agreements are summarized as follows:

      a.  Chicago Colony Apartments Associates
          ------------------------------------

      On December 27, 1985, the Partnership acquired a general partnership interest in Chicago Colony Apartments Associates (the "Joint Venture"), an Illinois general partnership that purchased and operates The Colony Apartments; a 783-unit apartment complex located in Mount Prospect, Illinois. The Partnership's co-venture partner is an affiliate of the Paragon Group.

      The aggregate cash investment by the Partnership for its interest was approximately $11,848,000 (including an acquisition fee of $687,500 paid to the Adviser). On August 1, 1995, the $16.75 million non-recourse wraparound mortgage note secured by the Colony Apartments property was refinanced with a new $17.4 million non-recourse mortgage note at a fixed interest rate of 7.6% per annum. The joint venture received a discount of approximately $1,070,000 on the pay-off of the wraparound mortgage loan under the terms of the loan agreement and did not require any contributions from the venture partners to complete the refinancing transaction. The discount was recorded by the venture as an extraordinary gain on settlement of debt obligation. The Partnership was allocated 100% of such extraordinary gain. As a condition of the new loan, the Colony Apartments joint venture was required to establish an escrow account in the amount of $685,000 for the completion of agreed upon repairs, $156,600 for capital replacement reserves and $600,000 for real estate taxes. The outstanding balance of the first mortgage loan, which is scheduled to mature in August 2002, was $16,873,000 as of September 30, 1997.

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

      The Joint Venture has entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the Partnership upon the occurrence of certain events. The management fee is 5% of gross receipts collected from the property (excluding interest on certain Joint Venture reserve funds), and 40% of such fee was subordinated to the receipt by the Partnership and the co-venturer of their preferred returns during the period through December 31, 1988. Cumulative subordinated management fees at September 30, 1997 totalled approximately $275,000.

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

      The aggregate cash investment by the Partnership for its investment was approximately $1,416,000 (including an acquisition fee of $81,250 paid to the Adviser). The shopping center is encumbered by a nonrecourse assumable first mortgage loan with a balance of approximately $1,011,000 at September 30, 1997. This mortgage loan is scheduled to mature in November 2006.

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

      The Joint Venture entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the Partnership upon the occurrence of certain events. The management fee will be 5% of gross receipts collected (excluding interest on certain Joint Venture reserve funds), and 40% of such fee was subordinated to the receipt by of the Partnership and the co-venturer of their preferred returns during the period through December 31, 1988. Cumulative subordinated management fees at September 30, 1997 totalled approximately $27,000.

      c.  Daniel Meadows Partnership
          --------------------------

      On June 19, 1986, the Partnership acquired a general partnership interest in Daniel Meadows Partnership (the "Joint Venture"), a Virginia general partnership which has been formed to develop, own and operate The Meadows on the Lake Apartments, a 200-unit apartment complex located in Birmingham, Alabama. The Partnership's co-venture partner was an affiliate of Daniel Realty Company. The aggregate cash investment by the Partnership for its interest was approximately $3,807,000 (including an acquisition fee of $207,000 paid to the Adviser). The apartment complex was encumbered by a mortgage note with a balance of approximately $4,719,000 at September 30, 1997. The mortgage debt, in the initial principal amount of $4,850,000, bore interest at a variable rate of 2.25% over the 30-day LIBOR rate (equivalent to a rate of approximately 7.90625% per annum as of September 30, 1997). The loan required monthly interest and principal payments based on a 25-year amortization schedule and was scheduled to mature on February 5, 2000.

      Subsequent to year-end, on December 18, 1997 the Joint Venture sold the operating investment property to an unrelated third party for $9,525,000. The Partnership received net proceeds of approximately $4.4 million after paying off the outstanding mortgage loan of approximately $4.7 million and closing costs of approximately $400,000. The Partnership received 100% of the net proceeds in accordance with the terms of the Joint Venture Agreement. The net proceeds from the sale of The Meadows property will be distributed to the Limited Partners on February 13, 1998.

      During fiscal 1991, the Partnership discovered that certain materials used to construct The Meadows on the Lake Apartments were installed incorrectly and would require substantial repairs. During fiscal 1992, the Meadows joint venture engaged local legal counsel to seek recoveries from the venture's insurance carrier, as well as various contractors and suppliers, for the venture's claim of damages, which were estimated at approximately $1 million, not including legal fees and other incidental costs. During fiscal 1993, the insurance carrier deposited approximately $38,000 into an escrow account controlled by the venture's  mortgage  lender  in  settlement  of the  undisputed  portion  of the venture's claim. During fiscal 1994, the insurer agreed to enter into non-binding mediation towards settlement of the disputed claims out of court. On October 3, 1994, the joint venture agreed to settle its claims against the insurance carrier, architect, general contractor and the surety/completion bond insurer for $1,076,000, which was in addition to the $38,000 previously paid by the insurance carrier. These settlement proceeds were escrowed with the mortgage holder, which agreed to release such funds as needed for structural renovations. The venture's mortgage loan described above was to be fully recourse to the joint venture and to the partners of the joint venture until the repairs were completed, at which time the entire obligation becomes non-recourse. Through September 30, 1996, a total of $103,000 in excess of the available settlement proceeds had been spent for the renovations, which were completed during fiscal 1996. The venture had recognized a loss of $300,000 in fiscal 1995 equal to the amount by which the total repair costs, including estimated costs to complete, exceeded the total settlement proceeds. During fiscal 1996, management revised its plans for completing the renovations resulting in the required repairs being accomplished for substantially less than the prior estimates. This change in estimate resulted in a gain of $197,000 for financial reporting purposes which is reflected in the venture's fiscal 1996 income statement.

      The Joint Venture Agreement provided that from available cash flow, after the repayment of any optional loans made by the partners, the Partnership would receive an 8% per annum cumulative preferred return on $3,600,000, payable monthly through June 30, 1989; 9% per annum through June 30, 1991 and 10% per annum thereafter. The General Partners of the co-venturer personally guaranteed payment of the Partnership's preferred return through June 30, 1988. Any excess cash remaining, after payment to the Partnership of its preferred distribution, was to be distributed 60% to the Partnership and 40% to the co-venturer, respectively. In addition, the Partnership was entitled to receive $2,500 annually as an investor servicing fee. As of September 30, 1997, the Partnership's unpaid cumulative preference return amounted to approximately $2,175,000. Such amount was payable only from available sale or refinancing proceeds. Accordingly, the unpaid cumulative preference return was not accrued in the venture's financial statements as of September 30, 1997.

      The Joint Venture Agreement provided that Net Proceeds, as defined, (other than refinancing proceeds, which were to be distributed 60% to the Partnership and 40% to the co-venturer) were to be distributed, after payment of mortgage debt and other indebtedness of the Joint Venture, as follows and in the following order of priority: (1) to repay accrued interest and principal, in that order, on any optional loans made by the partners, (2) to the Partnership until the Partnership had received the cumulative annual preferred distributions following the guaranty period specified above, (3) to the Partnership until it had received cumulative distributions of $4,140,000, and (4) thereafter, the balance, if any, 60% to the Partnership and 40% to the co-venturer.

      Taxable income from operations in each year was to be allocated to the Partnership and the co-venturer in accordance with distributions of cash, to the extent of such distributions, and then 60% to the Partnership and 40% to the co-venturer, respectively. Until the date upon which the Partnership had been allocated cumulative tax losses equal to $3,600,000, tax losses were to be allocated 98% to the Partnership and 2% to the co-venturer, respectively. Thereafter, tax losses were to be allocated 60% to the Partnership and 40% to the co-venturer. Allocations of income or loss for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      Generally, gains and losses arising from a sale of the property were to be allocated first on the basis of the partner's capital balances; thereafter, remaining gains and losses were to be allocated 60% to the Partnership and 40% to the co-venturer.

      The Joint Venture entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the Partnership upon the occurrence of certain events. The management fee was 5% of rents and other income collected from the property, as defined in the management agreement.

      d.  HMF Associates
          --------------

      On March 5, 1987, the Partnership formed a joint venture with Pacific Union Investment Corporation (the co-venturer) pursuant to a joint venture agreement. The joint venture was formed as a California general partnership and purchased and operated the Enchanted Woods (formerly Forest Ridge), Hunt Club and Marina Club apartment complexes, all of which are located in the Seattle, Washington area. The Enchanted Woods property is a 217-unit garden apartment complex and contains approximately 212,463 net rentable square feet. The Hunt Club property is a 130-unit garden apartment complex and contains approximately 101,912 net rentable square feet, and the Marina Club property is a 77-unit garden court apartment complex and contains approximately 60,331 net rentable square feet. The original aggregate cash investment by the Partnership for its interest was approximately $4,206,000 (including an acquisition fee of $259,700 paid to the Adviser).

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

      As part of the initial settlement, the venture also negotiated a loan modification agreement which provided the remainder of the funds required to complete the repairs of the operating investment properties. Under the terms of the HMF Associates loan modification executed in fiscal 1992, all accrued and unpaid interest outstanding as of March 31, 1992 was converted to principal. The loans and additional advances bore interest at a rate of 9% per annum. Monthly payments were made in an amount equal to the "net operating income', as defined, for the prior month. Unpaid interest was added to the principal balance of the indebtedness on a monthly basis. The final maturity date of the loan secured by the Enchanted Woods Apartments was June 1, 1997, while the maturity date of the loans secured by the Hunt Club and Marina Club properties was July 1, 1997, at which time all unpaid principal, interest and advances were due. Despite the successful lease-up of all three properties owned by HMF Associates following the completion of the construction-related repairs, the net operating income from the properties was not sufficient to fully cover the interest accruing on the outstanding debt obligations. As a result, the total obligation due to the mortgage lender had continued to increase since the date of the fiscal 1992 loan modification agreement. The balance of the original mortgage loans on the Hunt Club, Marina Club and Enchanted Woods properties at the time of their fiscal 1987 acquisition dates totalled $13,035,000. After advances from the lender to pay for costs to repair the construction defects of approximately $4.8 million and interest deferrals totalling approximately $6.2 million, the total obligation to the mortgage lender totalled approximately $24 million as of the fiscal 1997 maturity dates. As a result, the aggregate estimated fair value of the operating investment properties was substantially lower than the outstanding obligations to the first mortgage holder. In April 1997, the lender agreed to another modification agreement which provided the joint venture with an opportunity to complete a sale transaction prior to the loan maturity dates. Under the terms of the agreement, the Partnership and the co-venture partner could qualify to receive a nominal payment from the sales proceeds at a specified level if a sale was completed by June 30, 1997 and certain other conditions were met. In May 1997, the agreement with the lender was modified to reflect the terms and conditions of a sale involving only the Hunt Club and Marina Club properties. On June 27, 1997, HMF Associates sold The Hunt Club Apartments and The Marina Club Apartments to an unrelated third party for approximately $5.3 million and $3.1 million, respectively. The Partnership received net proceeds of approximately $288,000 in connection with the sale of these two assets in accordance with the discounted mortgage loan payoff agreement. The joint venture also obtained a four-month extension from the lender of the discounted loan pay off agreement with respect to the Enchanted Woods Apartments, and, in July 1997, entered into an agreement with another third-party buyer for the sale of this remaining asset for $9.2 million. The sale, which closed on September 9, 1997, satisfied the conditions in the loan modification agreement which allowed the Partnership to share in the net proceeds from the sale transaction even though the sale price was below the amount of the debt obligation. The Partnership received net proceeds of approximately $261,000 from the sale of Enchanted Woods. As a result of these sale transactions, the Partnership no longer has any interest in these properties.

      The joint venture recognized gains from the forgiveness of indebtedness in connection with the sales of the Enchanted Woods, Hunt Club and Marina Club properties in the aggregate amount of $7,552,000 as a result of the fiscal 1997 sale transactions. The venture also recognized gains in the aggregate amount of $4,291,000 for the amount by which the sales prices, net of closing costs, exceeded the net carrying values of the operating investment properties. The Partnership's share of such gains totalled approximately $7,463,000 and $4,210,000, respectively.

      Taxable income from operations was to be allocated in accordance with the allocation of net cash flow distributions called for in the venture agreement. Tax losses from operations, after consideration of certain priority items, was to be allocated between the Partnership and the co-venturer in proportion to net cash flow actually distributed or distributable during any fiscal year. Interest expense on loans from the venture partners were specifically allocated to the respective venture partners. Capital profits were to be allocated as follows:
First, to the partners to relieve their capital accounts of any negative balance and second, to the partners in the manner that capital proceeds are distributed. Capital losses were to be allocated to partners with positive capital accounts, then 80% to the Partnership and 20% to the co-venturer. Allocations of income and loss for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      The joint venture originally entered into a property management agreement with an affiliate of the co-venturer for property management services. The management fee was equal to the greater of 5% of gross receipts, as defined in the agreement, or $9,000 a month. The co-venturer was also reimbursed for certain accounting expenses. In addition, under an amendment to the joint venture agreement and as consideration for services provided in conjunction with the litigation discussed above, the venture paid the co-venturer fees of $96,000 during fiscal 1995.

6.  Mortgage note payable
    ---------------------

      Mortgage note payable on the consolidated balance sheets relates to the Partnership's consolidated joint venture, West Palm Beach Concourse Associates, and is secured by the venture's operating investment property. At September 30, 1997 and 1996, mortgage note payable consists of the following (in thousands):

                                                            1997       1996
                                                            ----       ----

     11.12% first  mortgage,  payable in
installments of $20 per month, including
interest,  through  January 1, 2005. The
fair   value   of  this   note   payable
approximated  its  carrying  value as of
September 30, 1997 and 1996.                               $ 1,614    $ 1,671
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

      In accordance with the Concourse mortgage loan agreements, certain insurance premiums and real estate taxes are required to be held in escrow. The balance of escrowed funds on the accompanying balance sheets at September 30, 1997 and 1996 consist of such escrowed insurance premiums and real estate taxes in the aggregate amounts of $72,000 and $74,000, respectively.

      Scheduled maturities of long-term debt are summarized as follows (in thousands):

            1998              $      64
            1999                     71
            2000                     80
            2001                     89
            2002                    100
            Thereafter            1,210
                              ---------
                              $   1,614
                              =========

7.  Leases
    ------

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

      Approximate minimum future rentals due to be received on existing non cancelable leases of the retail plaza owned by the consolidated venture for the next five years ending September 30 and thereafter are as follows (in thousands):

            1998       $   398
            1999           334
            2000           298
            2001           184
            2002           134
            Thereafter   1,247
                       -------
                       $ 2,595
                       =======

      The above amounts do not include contingent rentals based on cost-of-living increases and rentals which may be received under certain leases on the basis of a percentage of sales in excess of stipulated minimums. Percentage rents received during fiscal 1995 was $2,000. No percentage rents were received during fiscal 1997 and 1996.

8.  Subsequent event
    ----------------

      On November 14, 1997, the Partnership distributed $229,000 to the Limited Partners, $2,000 to the General Partners and $10,000 to the Adviser as an asset management fee for the quarter ended September 30, 1997.

      As discussed further in Note 5, on December 18, 1997 the joint venture which owned the Meadows on the Lake Apartments sold the operating property to a third party and distributed the net proceeds to the Partnership.

Schedule III - Real Estate and Accumulated Depreciation
            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                               September 30, 1997
                                 (In thousands)


                          Initial Cost to                     Gross Amount at Which Carried at                         Life on Which
                             Partnership      Costs          Close of period                                           Depreciation
                              Buildings     Capitalized          Buildings,                                            in Latest
                               Improvements (Removed)            Improvements                                          Income
                               & Personal   Subsequent to        & Personal       Accumulated  Date of      Date       Statement
Description Encumbrances Land  Property     Acquisition    Land  Property   Total Depreciation Construction Acquired   is Computed
----------- ------------ -----  --------    -----------    ----  --------   ----- ------------ ------------ --------   -----------


Retail Plaza
West Palm
Beach,
 FL         $1,614       $ 742   $4,518     $(1,709)       $486   $3,065    $3,551     $ 1,257   1979-80    7/31/85       5-30 yrs

Notes
(A) The  aggregate  cost of real estate owned at September  30, 1997 for Federal income tax purposes is approximately $5,416,000.
(B) See Notes 4 and 6 of Notes to Financial  Statements.
(C)  Reconciliation of real estate owned:
                                                  1997           1996           1995
                                                  ----           ----           ----

      Balance at beginning of year            $  5,099       $  5,074       $  4,942
      Acquisitions and improvements                  -             25            132
      Write off due to permanent
         impairment (see Note 2)                (1,548)             -              -
                                              --------       --------       --------
      Balance at end of year                  $  3,551       $  5,099       $  5,074
                                              ========       ========       ========

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of year            $  1,651       $  1,512       $  1,363
      Depreciation expense                         154            139            149
      Write off due to permanent
         impairment (see Note 2)                  (548)             -              -
                                              --------  -    --------       --------
      Balance at end of year                  $  1,257       $  1,651       $  1,512
                                              ========       ========       ========

(E)Costs removed subsequent to acquisition include an impairment writedown recognized in fiscal 1997 (see Note 2), as well as certain guaranteed payments received from the co-venturer of the consolidated joint venture (see
   Note 4).

                         REPORT OF INDEPENDENT AUDITORS




The Partners of
Paine Webber Income Properties Seven Limited Partnership:

      We have audited the accompanying combined balance sheets of the Combined Joint Ventures of Paine Webber Income Properties Seven Limited Partnership as of September 30, 1997 and 1996, and the related combined statements of operations and changes in venturers' capital (deficit), and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of Paine Webber Income Properties Seven Limited Partnership at September 30, 1997 and 1996, and the combined results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                         /s/ Ernst & Young LLP
                                         ---------------------
                                         ERNST & YOUNG LLP




Boston, Massachusetts
November 20, 1997

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS
                           September 30, 1997 and 1996
                                 (In thousands)

                                     Assets
                                                           1997        1996
                                                           ----        ----

Current assets:
   Cash and cash equivalents                             $  1,844    $  1,958
   Escrow deposits                                          1,302         896
   Prepaid distributions to venturer                            -         234
   Other current assets                                       299          74
                                                         --------    --------
      Total current assets                                  3,445       3,162

Operating investment properties
   Land                                                     4,563       6,472
   Buildings, improvements and equipment                   35,763      51,632
                                                         --------    --------
                                                           40,326      58,104
   Less accumulated depreciation                          (17,845)    (22,085)
                                                         --------    --------
      Net operating investment properties                  22,481      36,019

Deferred expenses, net of accumulated amortization
   of $120 ($345 in 1996)                                     173         238
Other assets                                                   65          89
                                                         --------    --------
                                                         $ 26,164    $ 39,508
                                                         ========    ========

                  Liabilities and Venturers' Capital (Deficit)

Current liabilities:
   Current portion of long-term debt                    $     418    $ 23,691
   Real estate taxes payable                                1,872       1,181
   Accounts payable and accrued liabilities                   144         263
   Accounts payable - affiliates                                3          30
   Accrued interest                                           143         142
   Tenant security deposits                                   273         309
   Distributions payable to venturers                         216         216
                                                         --------    --------
      Total current liabilities                             3,069      25,832

Loans from venturers                                            -         366

Long-term debt                                             22,185      22,602

Venturers' capital (deficit)                                  910      (9,292)
                                                         --------    --------
                                                         $ 26,164    $ 39,508
                                                         ========    ========






                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

  COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN VENTURERS' CAPITAL (DEFICIT)
             For the years ended September 30, 1997, 1996 and 1995
                                 (In thousands)

                                                1997        1996        1995
                                                ----        ----        ----

Revenues:
   Rental revenues and expense recoveries    $ 10,391    $ 10,372    $ 10,122
   Interest and other income                      466         521         465
                                             --------    --------    --------
                                               10,857      10,893      10,587

Expenses:
   Interest expense                             3,652       3,961       4,468
   Depreciation expense                         1,635       1,766       1,651
   Real estate taxes                            1,835       1,830       1,799
   Repairs and maintenance                        741         780         668
   Management fees                                537         541         534
   Utilities                                      607         620         598
   Salaries and related expenses                1,026         979         914
   General and administrative                     793         859         772
   Amortization expense                            14          14          10
   (Gain) loss on insurance settlement              -        (197)        300
                                             --------    --------    --------
                                               10,840      11,153      11,714
                                             --------    --------    --------
Operating income (loss)                            17        (260)     (1,127)

Gain on sale of operating investment
   properties                                   4,291           -            -
                                             --------    --------    --------

Income (loss) before extraordinary gain         4,308        (260)     (1,127)

Extraordinary gain from settlement of
   debt obligations                             7,552           -       1,070
                                              --------    --------    --------
Net income (loss)                              11,860        (260)        (57)

Distributions to venturers                     (2,049)     (1,254)     (1,085)

Contributions from partners                       391           -           -

Venturers' deficit, beginning of year          (9,292)     (7,778)     (6,636)
                                             --------    --------    --------

Venturers' capital (deficit), end of year    $    910    $ (9,292)    $(7,778)
                                             ========    ========     =======











                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
                    COMBINED STATEMENTS OF CASH FLOWS For the
                  years ended September 30, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                          1997        1996            1995
                                                          ----        ----            ----

Cash flows from operating activities:
  Net income (loss)                                     $   11,860    $      (260)   $      (57)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
   Gain on sale of operating investment propertie           (4,291)             -             -
   Extraordinary gain from settlement of debt
     obligations                                            (7,552)             -             -
   Depreciation and amortization                             1,649          1,780         1,661
   Amortization of deferred financing costs                     46             69            45
   Interest added to long-term debt principal                  770          2,053         1,976
   Interest on loans from venturers                             25             17            28
   Changes in assets and liabilities:
     Escrow deposits                                          (406)         1,129          (372)
     Accounts receivable                                        10              -           (83)
     Prepaid distribution to venturer                            7              -             -
     Other current assets                                       14             70           (12)
     Deferred expenses                                           -            (13)          (16)
     Other assets                                              (17)            25          (105)
     Accounts payable and accrued liabilities                  (87)          (194)          101
     Accounts payable - affiliates                             (30)            28           (12)
     Real estate taxes payable                                 690           (753)          872
     Accrued interest                                            1             (5)          (20)
     Tenant security deposits                                  (36)            10            (8)
     Other current liabilities                                 (30)             -             -
                                                        ----------    -----------    ----------
        Total adjustments                                   (9,237)         4,216         4,055
                                                        ----------    -----------    ----------
        Net cash provided by operating activities            2,623          3,956         3,998

Cash flows from investment activities:
  Additions to operating investment properties               (800)         (1,188)       (1,624)
  Proceeds from sale of operating investment
    properties                                             17,013               -             -
  Proceeds from insurance settlements                           -               -         2,520
                                                        ----------    -----------    ----------
        Net cash provided by (used in)
          investing activities                             16,213          (1,188)          896
                                                        ----------    -----------    ----------

Cash flows from financing activities:
  Loan proceeds                                                 -               -        22,250
  Escrow deposits funded from refinancing proceeds              -               -        (1,442)
  Increase in deferred financing costs                          -             (37)         (204)
  Repayment of long-term debt                             (16,909)         (1,412)      (22,842)
  Repayment of loans to venturers                               -            (100)         (805)
  Distributions to venturers                              (2,041)          (1,750)         (931)
                                                        ----------    -----------    ----------
        Net cash used in financing activities            (18,950)          (3,299)       (3,974)
                                                        ----------    -----------    ----------
Net (decrease) increase in cash and cash
   equivalents                                              (114)            (531)          920
Cash and cash equivalents, beginning of year                1,958            2,489        1,569
                                                        ---------     -----------    ----------
Cash and cash equivalents, end of year                  $   1,844     $     1,958    $    2,489
                                                        =========     ===========    ==========
Cash paid during the year for interest                  $   2,798     $     1,827    $    2,438
                                                        =========     ===========    ==========

                                          See accompanying notes.

                           COMBINED JOINT VENTURES OF
                      PAINE WEBBER INCOME PROPERTIES SEVEN
                               LIMITED PARTNERSHIP
                     Notes to Combined Financial Statements


1.  Organization and Nature of Operations
    -------------------------------------

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

      The dates of PWIP7's acquisition of interests in the joint ventures are as follows:

                                               Date of Acquisition
                 Joint Venture                    of Interest
                 -------------                    -----------

         Chicago Colony Apartments Associates      12/27/85
         Chicago Colony Square Associates          12/27/85
         Daniel Meadows Partnership                6/19/86
         HMF Associates                            5/29/87

      On June 27, 1997, HMF Associates sold the properties known as The Hunt Club Apartments located in Seattle, Washington and The Marina Club Apartments located in Des Moines, Washington to an unrelated third party for approximately $5.3 million and $3.1 million, respectively. PWIP 7 received net proceeds of approximately $288,000 in connection with the sale of these two assets in accordance with a discounted mortgage loan payoff agreement reached with the lender in April 1997. On September 9, 1997, HMF Associates sold its remaining asset, the property known as The Enchanted Woods Apartments located in Federal Way, Washington, to an unrelated third party for approximately $9.2 million. PWIP 7 received net proceeds of approximately $261,000 in connection with the sale in accordance with the discounted mortgage loan payoff agreement. See Note 5 for a further discussion of these transactions. Subsequent to year-end, on December 18, 1997, Daniel Meadows Partnership sold its operating investment property, The Meadows on the Lakes Apartments, located in Birmingham, Alabama, to an unrelated party for $9.525 million. The sale generated net proceeds of approximately $4.4 million after repayment of the outstanding first mortgage loan of approximately $4.7 million and closing costs of approximately $400,000. PWIP 7 received 100% of the net proceeds in accordance with the terms of the joint venture agreement.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1997 and 1996 and revenues and expenses for each of the three years in the period ended September 30, 1997. Actual results could differ from the estimates and assumptions used.

      Basis of presentation
      ---------------------

      Generally, the records of the Combined Joint Ventures are maintained on the income tax basis of accounting and adjusted to generally accepted accounting principles for financial reporting purposes, principally for depreciation.

      Operating investment properties
      -------------------------------

      The operating investment properties are carried at cost, less accumulated depreciation, certain guaranteed payments from partners (see Note 3) and insurance proceeds, or an amount less than cost if indicators of impairment are present in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was adopted in fiscal 1997. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Management generally assesses indicators of impairment by a review of independent appraisal reports on each operating investment property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the buildings, improvements and equipment, generally five to thirty years. Professional fees, including deferred acquisition fees paid to an affiliate of PWIP7 (see Note 4), and other costs incurred in connection with the acquisition of the properties have been capitalized and are included in the cost of the land and buildings.

      Deferred expenses
      -----------------

      Deferred expenses consist primarily of loans fees which are being amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related loans. Such amortization expense is included in interest expense on the accompanying statements of operations.

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

      Escrow deposits
      ---------------

      In accordance with the mortgage loan agreements of the Combined Joint Ventures, certain building repair reserves, capital improvement reserves, insurance premiums and real estate taxes are required to be held in escrow. The escrow deposit amounts on the balance sheet at September 30, 1997 and 1996 are principally comprised of such escrowed amounts.

      Fair Value of Financial Instruments
      -----------------------------------

      The carrying amounts of cash and cash equivalents and escrow deposits approximate their fair values as of September 30, 1997 and 1996 due to the short-term maturities of these instruments. It is not practicable for management to estimate the fair value of the loans from venturers without incurring excessive costs because the obligations were provided in non-arm's length transactions without regard to fixed maturities, collateral issues or other traditional conditions and covenants. The fair value of long-term debt is estimated, where applicable, using discounted cash flow analyses, based on the current market rate for similar types of borrowing arrangements (see Note 6).

3.  Joint Ventures
    --------------

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

      b.  Chicago Colony Square Associates
          --------------------------------

      The joint venture owns and operates Colony Square Shopping Center, a 39,572 gross leasable square foot shopping center, located in Mount Prospect, Illinois.

      c.  Daniel Meadows Partnership
          --------------------------

      The joint venture owned and operated The Meadows on the Lake Apartments, a 200-unit apartment complex, located in Birmingham, Alabama. As discussed in Note 1, subsequent to year-end, on December 18, 1997 the joint venture sold its operating investment property and distributed the net proceeds to PWIP7.

      During fiscal 1991, the venture had discovered that certain materials used to construct the operating property were installed incorrectly and would require substantial repairs. During fiscal 1992, the Meadows joint venture engaged local legal counsel to seek recoveries from the venture's insurance carrier, as well as various contractors and suppliers, for the venture's claim of damages, which were estimated at approximately $1 million, not including legal fees and other incidental costs. During fiscal 1993, the insurance carrier deposited approximately $38,000 into an escrow account controlled by the venture's mortgage lender in settlement of the undisputed portion of the venture's claim. During fiscal 1994, the insurer agreed to enter into non-binding mediation towards settlement of the disputed claims out of court. On October 3, 1994, the joint venture verbally agreed to settle its claims against the insurance carrier, architect, general contractor and the surety/completion bond insurer for $1,076,000, which was in addition to the $38,000 previously paid by the insurance carrier. These settlement proceeds were escrowed with the mortgage holder, which agreed to release such funds as needed for structural renovations. The loan was to be fully recourse to the joint venture and to the partners of the joint venture until the repairs were completed, at which time the entire obligation becomes non-recourse. As of September 30, 1996, a total of $103,000 in excess of the available settlement proceeds had been spent for the renovations, which were completed during fiscal 1996. The venture had recognized a loss of $300,000 in fiscal 1995 equal to the amount by which the total repair costs, including estimated costs to complete, exceeded the total settlement proceeds. During fiscal 1996, management revised its plans for completing the renovations resulting in the required repairs being accomplished for substantially less than the prior estimates. This change in estimate resulted in a gain of $197,000 for financial reporting purposes which is reflected in the accompanying fiscal 1996 statement of operations.

      d.  HMF Associates
          --------------

      The joint venture owned and operated three properties, Enchanted Woods (formerly Forest Ridge) Apartments, a 217-unit apartment complex, The Marina Club Apartments, a 77-unit apartment complex, and The Hunt Club Apartments, a 130-unit apartment complex, all located in the Seattle, Washington area. As discussed in Note 1, during fiscal 1997 the joint venture sold all three of its operating investment properties and distributed the net proceeds to the venture partners in accordance with a discounted loan payoff agreement which is described further in Note 5. The joint venture recognized gains from the forgiveness of indebtedness in connection with the sales of the Enchanted Woods, Hunt Club and Marina Club properties in the aggregate amount of $7,552,000 as a result of the fiscal 1997 sale transactions. The venture also recognized gains in the aggregate amount of $4,291,000 for the amount by which the sales prices, net of closing costs, exceeded the net carrying values of the operating investment properties. PWIP7's share of such gains totalled approximately $7,463,000 and $4,210,000, respectively.

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

      Allocations of net income and loss
      ----------------------------------

      The agreements generally provide that taxable income and tax losses (other than those resulting from sales or other dispositions of the projects) will be allocated between PWIP7 and the co-venturers in the same proportions as cash flow distributed or distributable for such year, except for certain items which are specifically allocated to the partners as set forth in the joint venture agreements. Internal Revenue Service regulations require partnership allocations of income and loss to the respective partners to have "substantial economic effect". For certain of the joint ventures this requirement resulted in joint venture losses for the years ended September 30, 1997, 1996 and 1995 being allocated in a manner different from that provided in the joint venture agreements. Allocations of income and loss for financial reporting purposes have been made in accordance with the actual allocations of taxable income and tax loss.

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

4.  Related party transactions
    --------------------------

      The Combined Joint Ventures originally entered into property management agreements with affiliates of the co-venturers, cancellable at the joint ventures' option upon the occurrence of certain events. The management fees are generally equal to 5% of gross receipts, as defined in the agreements. Pursuant to an amendment to the joint venture agreement and as consideration for services provided relating to the litigation discussed in Note 6, HMF Associates paid the property manager fees of $96,000 during fiscal 1995. Such fees were capitalized as part of the basis of the property.

      The Meadows joint venture was required to pay a yearly investor servicing fee to PWIP7 of $2,500.

      Accounts payable - affiliates at September 30, 1997 and 1996 consist primarily of management fees and reimbursements owed to the property managers of the operating properties. Loans from venturers at September 30, 1996 of $366,000 represented loans plus accrued interest payable to the partners of the HMF Associates joint venture. Included in interest expense for the years ended September 30, 1997, 1996 and 1995 is $25,000, $17,000 and $36,000, respectively, of interest on such loans which were converted to capital contributions during fiscal 1997 in connection with the liquidation of the joint venture subsequent to the sale of the venture's operating properties (see Note 3).

5.  Long-term debt
    --------------

      Long-term debt at September 30, 1997 and 1996 consists of the following (in thousands):

                                                         1997          1996
                                                         ----          ----

     7.6% mortgage loan,  secured by the
Colony Apartments  property,  payable in
monthly     installments,      including
principal  and  interest of $130 through
August 1, 2002,  at which time the final
principal  installment  of $15,277  plus
any accrued  interest  is due.  The fair
value of this note payable  approximated
its carrying  value as of September  30,
1997 and 1996.                                         $ 16,873       $17,136

     9-1/2%  mortgage  loan,  secured by
the  Colony   Square   Shopping   Center
property,     payable     in     monthly
installments  of $14 through  October 1,
2006   with   the   remaining    balance
($10,581) due and payable on November 1,
2006.   The  fair  value  of  this  note
payable  approximated its carrying value
as of September 30, 1997 and  1996.                       1,011         1,078

     First mortgage loan, secured by the
Meadows on the Lake Apartments property.
Monthly installments of principal, based
on a 25-year amortization  schedule, and
interest,  based  on  LIBOR  plus  2.25%
(7.90625% at September 30,  1996),  were
due  through  maturity  on  February  5,
2000.   The  fair  value  of  this  note
payable  approximated its carrying value
as of September 30, 1997 and 1996.  This
loan was  repaid in full  subsequent  to
year  end in  connection  with a sale of
the operating  investment  property (see
Note 1).                                                  4,719          4,773

     First  mortgage  loans  made to the
HMF  Associates  joint  venture,   which
loans  were  secured  by first  deeds of
trust   on  the   operating   investment
properties  owned by the joint  venture.
The  original  loans  were  modified  on
March 31, 1992 (see discussion below).                        -          23,306
                                                         22,603          46,293

      Less current portion                                 (418)        (23,691)
                                                       --------       ---------
                                                       $ 22,185       $  22,602
                                                       ========       =========

      On August 1, 1995, a $16.75 million non-recourse wraparound mortgage note secured by the Colony Apartments property was refinanced with a new $17.4 million non-recourse mortgage note at a fixed interest rate of 7.6% per annum. The joint venture received a discount of approximately $1,070,000 on the pay-off of the wraparound mortgage loan under the terms of the loan agreement and did not require any contributions from the venture partners to complete the refinancing transaction. The discount was recorded by the venture as an extraordinary gain on settlement of debt obligation. PWIP7 was allocated 100% of such extraordinary gain. As a condition of the new loan, the Colony Apartments joint venture was required to establish an escrow account in the amount of $685,000 for the completion of agreed upon repairs, $156,600 for capital replacement reserves and $600,000 for real estate taxes. Despite the significant decrease in the interest rate on the mortgage loan, the venture's monthly debt service will only decrease by approximately $28,000 due to the higher principal balance and the monthly principal amortization required under the new loan agreement.

      On March 31, 1992 the loans secured by the apartment properties owned by HMF Associates were modified whereby all accrued and unpaid interest was converted to principal. Subject to lender approval, the joint venture could obtain additional advances up to $9,100,000 to fund certain operating expenses of the Partnership and to cure construction damages in the operating investment properties (see Note 3). The loans and additional advances bore interest at a rate of 9% per annum. Monthly payments were made in an amount equal to the "net operating income", as defined, for the prior month. Unpaid interest was added to the principal balance of the indebtedness on a monthly basis. The final maturity date of the loan secured by the Enchanted Woods Apartments was June 1, 1997, while the maturity date of the loans secured by the Hunt Club and Marina Club properties was July 1, 1997, at which time all unpaid principal, interest and advances were due. Despite the successful lease-up of all three properties owned by HMF Associates following the completion of the construction-related repairs, the net operating income from the properties was not sufficient to fully cover the interest accruing on the outstanding debt obligations. As a result, the total obligation due to the mortgage lender had continued to increase since the date of a fiscal 1992 loan modification agreement. The balance of the original mortgage loans on the Hunt Club, Marina Club and Enchanted Woods properties at the time of their fiscal 1987 acquisition dates totalled $13,035,000. After advances from the lender to pay for costs to repair the construction defects of approximately $4.8 million and interest deferrals totalling approximately $6.2 million, the total obligation to the mortgage lender totalled approximately $24 million as of the fiscal 1997 maturity dates. As a result, the aggregate estimated fair value of the operating investment properties was substantially lower than the outstanding obligations to the first mortgage holder. In April 1997, the lender agreed to another modification agreement which provided the joint venture with an opportunity to complete a sale transaction prior to the loan maturity dates. Under the terms of the agreement, PWIP 7 and the co-venture partner could qualify to receive a nominal payment from the sales proceeds at a specified level if a sale was completed by June 30, 1997 and certain other conditions were met. In May 1997, the agreement with the lender was modified to reflect the terms and conditions of a sale involving only the Hunt Club and Marina Club properties. On June 27, 1997, HMF Associates sold The Hunt Club Apartments and The Marina Club Apartments to an unrelated third party for approximately $5.3 million and $3.1 million, respectively. PWIP7 received net proceeds of approximately $288,000 in connection with the sale of these two assets in accordance with the discounted mortgage loan payoff agreement. The joint venture also obtained a four-month extension from the lender of the discounted loan payoff agreement with respect to the Enchanted Woods Apartments, and, in July 1997, entered into an agreement with another third-party buyer for the sale of this remaining asset for $9.2 million. The sale, which closed on September 9, 1997, satisfied the conditions in the loan modification agreement which allowed PWIP7 to share in the net proceeds from the sale transaction even though the sale price was below the amount of the debt obligation. PWIP7 received net proceeds of approximately $261,000 from the sale of Enchanted Woods.

      Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows (in thousands):

                  1998         $    418
                  1999              454
                  2000            5,012
                  2001              455
                  2002           15,704
                  Thereafter        560
                              ---------
                              $  22,603
                              =========

6.  Leases
    ------

      Chicago Colony Square Associates leases shopping center space to retail tenants under operating leases. Lease effective dates range from 12 to 192 months. Approximate future minimum payments to the joint venture under non cancelable operating lease agreements are as follows (in thousands):

                    1998          $    342
                    1999               269
                    2000               214
                    2001               186
                    2002                61
                                  --------
                                  $  1,072
                                  ========


Schedule III - Real Estate and Accumulated Depreciation
                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                               September 30, 1997
                                 (In thousands)



                          Initial Cost to                     Gross Amount at Which Carried at                         Life on Which
                             Partnership      Costs                    Close of period                                 Depreciation
                              Buildings     Capitalized          Buildings,                                            in Latest
                               Improvements (Removed)            Improvements                                          Income
                               & Personal   Subsequent to        & Personal       Accumulated  Date of      Date       Statement
Description Encumbrances Land  Property     Acquisition    Land  Property   Total Depreciation Construction Acquired   is Computed
----------- ------------ -----  --------    -----------    ----  --------   ----- ------------ ------------ --------   -----------


COMBINED JOINT VENTURES:

Apartment Complex
Mount
 Prospect,
 IL         $16,873      $ 3,132   $25,378     $  309      $ 2,875  $25,944   $28,819     $12,847    1975     12/27/85    5-30 yrs.

Shopping Center
Mount
 Prospect,
 IL           1,011        1,014     1,883         31          985    1,943     2,928         734    1978     12/27/85    5-30 yrs.

Apartment Complex
Birmingham,
 AL           4,719          480     7,497        602          703    7,876     8,579       4,264    1985-86  6/19/86     5-30 yrs.
             ------     --------  --------     ------      -------  -------   -------     -------
            $22,603     $ 4,626   $34,758      $  942      $ 4,563  $35,763   $40,326     $17,845
            =======     =======   =======     =======      =======  =======   =======     =======
Notes:
(A) The  aggregate  cost of real estate owned at September  30, 1997 for Federal income tax  purposes is approximately $42,839,000.
(B) See Note 5 to Combined Financial  Statements for a description of the terms of the debt encumbering the properties.
(C) Reconciliation of real estate owned:
                                                           1997           1996         1995
                                                           ----           ----         ----

      Balance at beginning of year                     $ 58,104        $56,916       $57,812
      Acquisitions and improvements                         800          1,188         1,624
      Reductions due to dispositions                    (18,578)             -             -
      Reductions due to receipt of insurance
         settlement proceeds                                  -              -       (2,520)
                                                       --------        -------       ------
      Balance at end of year                           $ 40,326        $58,104       $56,916
                                                       ========        =======       =======

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of year                     $ 22,085        $20,319       $18,668
      Depreciation expense                                1,635          1,766         1,651
      Decreases due to dispositions                      (5,875)             -             -
                                                       --------        -------       -------
      Balance at end of year                           $ 17,845        $22,085       $20,319
                                                       ========        =======       =======