Form 10-Q
period 1997-12-31
PAINEWEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1998-02-12
CIK 762130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                    ----------------------------------

                                 FORM 10-Q

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                    OR

         |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from_______to _____.

                     Commission File Number: 0-15037

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        04-2870345
-------------------------------                             ---------------
(State or other jurisdiction of                             (I.R.S.Employer
incorporation or organization)                              Identification No.)

265 Franklin Street, Boston, Massachusetts                           02110
-----------------------------------------                         ---------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

         PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                        CONSOLIDATED BALANCE SHEETS
           December 31, 1997 and September 30, 1997 (Unaudited)
                              (In thousands)

                                  ASSETS

                                                  December 31   September 30
                                                  -----------   ------------

Operating investment property:
   Land                                            $     486    $      486
   Buildings and improvements                          2,990         2,990
   Equipment and fixtures                                 75            75
                                                   ---------    ----------
                                                       3,551         3,551
Less accumulated depreciation                         (1,275)       (1,257)
                                                   ---------    ----------
                                                       2,276         2,294

Investments in unconsolidated ventures,
   at equity                                           1,229         1,406
Cash and cash equivalents                              7,769         2,856
Escrowed funds                                            13            72
Accounts receivable, net                                  41            26
Deferred expenses, net                                    95           103
Other assets                                              23            32
                                                   ---------    ----------
                                                   $  11,446    $    6,789
                                                   =========    ==========

                     LIABILITIES AND PARTNERS' CAPITAL

Mortgage note payable                              $   1,599    $    1,614
Accounts payable and accrued expenses                    348            84
Accounts payable - affiliates                              7             7
Accrued interest payable                                  15            15
Accrued real estate taxes                                  -            58
Other liabilities                                          9             9
Partners' capital                                      9,468         5,002
                                                   ---------    ----------
                                                   $  11,446    $    6,789
                                                   =========    ==========




                          See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three months ended December 31, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)


                                                     1997         1996
                                                     ----         ----

Revenues:
   Rental income and expense recoveries           $   125       $   119
   Interest and other income                           62            80
                                                  -------       -------
                                                      187           199
Expenses:
   Mortgage interest                                   46            48
   Property operating expenses                         36            38
   Depreciation and amortization                       21            36
   Real estate taxes                                   21            22
   Management fees                                     17             -
   General and administrative                          74            39
                                                  -------       -------
                                                      215           183
                                                  -------       -------
Operating income (loss)                               (28)           16

Partnership's share of unconsolidated
  ventures' income (losses)                           251          (110)

Partnership's share of gain on sale
  of operating investment property                  4,474             -
                                                  -------       -------

Net income (loss)                                 $ 4,697       $   (94)
                                                  =======       =======


Net income (loss) per Limited
  Partnership Unit                                $122.39       $ (2.44)
                                                  =======       =======

Cash distributions per Limited
  Partnership Unit                                $  6.03       $     -
                                                  =======       =======

   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 37,969 Limited Partnership Units outstanding during each period.


                          See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
       For the three months ended December 31, 1997 and 1996 (Unaudited)
                                 (In thousands)


                                                   General      Limited
                                                   Partners     Partners
                                                   --------     --------

Balance at September 30, 1996                      $   (756)    $   (621)
Net loss                                                 (1)         (93)
                                                   --------     --------
Balance at December 31, 1996                       $   (757)    $   (714)
                                                   ========     ========

Balance at September 30, 1997                      $   (653)    $  5,655
Cash distributions                                       (2)        (229)
Net income                                               49        4,648
                                                   --------     --------
Balance at December 31, 1997                       $   (606)    $ 10,074
                                                   ========     ========






















                          See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the three months ended December 31, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                         1997         1996
                                                         ----         ----
Cash flows from operating activities:
  Net income (loss)                                    $  4,697     $   (94)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                            21          36
    Amortization of deferred financing costs                  2           2
    Partnership's share of unconsolidated ventures'
      income (losses)                                      (251)        110
    Partnership's share of gain on sale of
      operating investment property                      (4,474)          -
    Changes in assets and liabilities:
      Escrow deposits                                        59          60
      Accounts receivable                                   (15)          6
      Deferred expenses                                       3           -
      Other assets                                            9          (2)
      Accounts payable and accrued expenses                 264         (12)
      Accrued real estate taxes                             (58)        (59)
      Other liabilities                                       -          (1)
                                                       --------     -------
        Total adjustments                                (4,440)        140
                                                       --------     -------
        Net cash provided by operating activities           257          46

Cash flows from investing activities:
   Distributions from unconsolidated joint ventures       4,902         542

Cash flows from financing activities:
   Distributions to partners                               (231)          -
   Principal payments on long-term debt                     (15)        (13)
                                                       --------     -------
        Net cash used in financing activities              (246)        (13)
                                                       --------     -------

Net increase in cash and cash equivalents                 4,913         575

Cash and cash equivalents, beginning of period            2,856       5,067
                                                       --------     -------
Cash and cash equivalents, end of period               $  7,769     $ 5,642
                                                       ========     =======

Cash paid during the period for interest               $     44     $    46
                                                       ========     =======
                          See accompanying notes.

                      PAINE WEBBER INCOME PROPERTIES
                         SEVEN LIMITED PARTNERSHIP
                Notes to Consolidated Financial Statements
                                (Unaudited)


1.  General
    -------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1997. In the opinion of management, the accompanying consolidated financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1997 and September 30, 1997 and revenues and expenses for the three months ended December 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions
    --------------------------

      Included in general and administrative expenses for the three months ended December 31, 1997 and 1996 is $22,000 and $21,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three months ended December 31, 1997 and 1996 is $1,000 and $6,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Investments in Unconsolidated Joint Venture Partnerships
    --------------------------------------------------------

      As of December 31, 1997, the Partnership had investments in two unconsolidated joint ventures (four at December 31, 1996) which own two operating properties (six at December 31, 1996), as more fully described in the Partnership's Annual Report. On June 27, 1997, HMF Associates, a joint venture in which the Partnership had an interest, sold the properties known as The Hunt Club Apartments and The Marina Club Apartments to an unrelated third party for approximately $5.3 million and $3.1 million, respectively. The Partnership received net proceeds of approximately $288,000 in connection with the sale of these two assets in accordance with a discounted mortgage loan payoff agreement reached with the lender in April 1997. The third property owned by HMF Associates, the Enchanted Woods Apartments, located in Federal Way, Washington, had been under contract for sale to the same buyer that purchased The Hunt Club and Marina Club properties, however, the buyer subsequently withdrew the offer to purchase Enchanted Woods. The Partnership made a special capital distribution of $1,898,450, or $50 per original $1,000 investment, on August 15, 1997 to unitholders of record as of June 27, 1997. Of this amount, $7.60 per original $1,000 investment represented net sale proceeds from the disposition of The Hunt Club Apartments and The Marina Club Apartments, $41.48 per original $1,000 investment represented proceeds from the settlements of litigation covering construction-related defects at the Hunt Club, Marina Club and Enchanted Woods properties as discussed further in the Annual Report, and $0.92 per original $1,000 investment represented Partnership reserves that exceeded expected future requirements. On September 9, 1997, HMF Associates sold The Enchanted Woods Apartments to an unrelated third party for approximately $9.2 million. The Partnership received net proceeds of approximately $261,000 in connection with the sale in accordance with the discounted mortgage loan payoff agreement referred to above.

      On December 18, 1997, Daniel Meadows Partnership, a joint venture in which the Partnership had an interest, sold its operating investment property, The Meadows on the Lakes Apartments, located in Birmingham, Alabama, to an unrelated third party for $9.525 million. The sale generated net proceeds of approximately $4.4 million, after repayment of the outstanding first mortgage loan of approximately $4.7 million and closing costs of approximately $400,000. The Partnership received 100% of the net proceeds in accordance with the terms of the joint venture agreement. The Partnership will make a special distribution to the Limited Partners totalling approximately $6,265,000, or $165 per original $1,000 investment, on February 13, 1998. Of this amount, $116.39 per original $1,000 investment represents the net proceeds from the sale of The Meadows on the Lake Apartments, $13.52 per original $1,000 investment represents net proceeds from the disposition of the Enchanted Woods Apartments, and $35.09 per original $1,000 investment represents Partnership reserves that exceed expected future requirements.

      The unconsolidated joint venture investments are accounted for using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. Summarized operations of the four unconsolidated joint ventures for the three months ended December 31, 1997 and 1996 are as follows:

                    Condensed Combined Summary of Operations
              For the three months ended December 31, 1997 and 1996
                                 (in thousands)

                                                       1997       1996
                                                       ----       ----


   Rental revenues and expense recoveries          $   1,999   $   2,644
   Interest and other income                              95         100
                                                   ---------   ---------
                                                       2,094       2,744

   Property operating expenses                           660         951
   Interest expense                                      439         999
   Real estate taxes                                     424         476
   Depreciation and amortization                         318         430
                                                   ---------   ---------
                                                       1,841       2,856
   Operating income (loss)                               253        (112)

   Gain on sale of operating investment property       4,869           -
                                                   ---------   ---------

   Net income (loss)                               $   5,122   $    (112)
                                                   =========   =========

   Net income (loss):
     Partnership's share of combined
       income (loss)                               $   4,854   $    (108)
     Co-venturers' share of combined
       income (loss)                                     268          (4)
                                                   ---------   ---------
                                                   $   5,122   $    (112)
                                                   =========   =========

               Reconciliation of Partnership's Share of Operations
             For the three months ended December 31, 1997 and 1996
                                 (in thousands)

                                                       1997       1996
                                                       ----       ----
   Partnership's share of combined income
     (losses), as shown above                      $   4,854   $    (108)
   Amortization of excess basis                         (129)         (2)
                                                   ---------   ----------
   Partnership's share of unconsolidated
      ventures' net income (loss)                  $   4,725   $    (110)
                                                   =========   ==========

      The Partnership's share of the unconsolidated ventures' net income (loss) is presented as follows in the consolidated statements of operations (in thousands):
                                                       1997       1996
                                                       ----       ----
   Partnership's share of unconsolidated
     ventures' income (losses)                     $     251  $     (110)
   Partnership's share of gain on
     sale of operating investment property             4,474           -
                                                   ---------  ----------
   Partnership's share of unconsolidated
      ventures' net income (loss)                  $   4,725  $     (110)
                                                   =========  ===========

4.  Operating Investment Property
    -----------------------------

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

      The following is a summary of property operating expenses for the three-month period ended December 31, 1997 and 1996 (in thousands):

                                     1997      1996
                                     ----      ----

     Repairs and maintenance       $    4    $    7
     Utilities                          1         1
     Insurance                          2         2
     Administrative and other          25        24
     Management fees                    4         4
                                   ------    ------
                                   $   36    $   38
                                   ======    ======

5.  Mortgage Note Payable
    ---------------------

      Mortgage note payable on the consolidated balance sheets relates to the Partnership's consolidated joint venture, West Palm Beach Concourse Associates, and is secured by the venture's operating investment property. At December 31, 1997 and September 30, 1997, mortgage note payable consists of the following (in thousands):

                                                   December 30    September 30
                                                   -----------    ------------


     11.12% first mortgage, payable
in  installments  of $20 per month,
including interest, through January
1, 2005. All outstanding  principal
and  accrued  interest  is  due  on
January 10, 2005. The fair value of
this note payable  approximated its
carrying  value as of December  31,
1997  and  September  30,  1997.                   $ 1,599         $ 1,614
                                                   =======         =======

      In accordance with the Concourse mortgage loan agreements, certain insurance premiums and real estate taxes are required to be held in escrow. The balance of escrow deposits on the accompanying balance sheets at December 31, 1997 and September 30, 1997 consists of such escrowed insurance premiums and real estate taxes in the aggregate amounts of $13,000 and $72,000, respectively.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended September 30, 1997 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      As discussed further in the Annual Report, on June 27, 1997 HMF Associates sold the properties known as The Hunt Club Apartments and The Marina Club Apartments to an unrelated third party for approximately $5.3 million and $3.1 million, respectively. The Partnership received net proceeds of approximately $288,000 in connection with the sale of these two assets in accordance with a discounted mortgage loan payoff agreement reached with the lender in April 1997. The third property owned by the joint venture, the Enchanted Woods Apartments, located in Federal Way, Washington, had been under contract for sale to the same buyer that purchased The Hunt Club and Marina Club properties, however, the buyer subsequently withdrew the offer to purchase Enchanted Woods. The Partnership made a special capital distribution of $1,898,450, or $50 per original $1,000 investment, on August 15, 1997 to unitholders of record as of June 27, 1997. Of this amount, $7.60 per original $1,000 investment represented net sale proceeds from the disposition of The Hunt Club Apartments and The Marina Club Apartments, $41.48 per original $1,000 investment represented proceeds from the settlements of litigation covering construction-related defects at the Hunt Club, Marina Club and Enchanted Woods properties as discussed further in the Annual Report, and $0.92 per original $1,000 investment represented Partnership reserves that exceeded expected future requirements. On September 9, 1997, HMF Associates sold The Enchanted Woods Apartments to an unrelated third party for approximately $9.2 million. The Partnership received net proceeds of approximately $261,000 in connection with the sale in accordance with the discounted mortgage loan payoff agreement referred to above.

      As previously reported, in early fiscal 1997 the Partnership and its co-venture partner had received unsolicited offers from prospective purchasers to acquire The Meadows on the Lake Apartments, located in Birmingham, Alabama. After carefully reviewing the offers, the Partnership determined that the property should sell at a higher price and directed the co-venture partner to market the property for sale. During the fourth quarter of fiscal 1997, several offers were received. One of these offers was from a qualified buyer and met the Partnership's sale criteria. This offer was accepted by the Partnership and its co-venture partner; however, a sale agreement could not be finalized with this prospective buyer. Negotiations were then undertaken with one of the other potential buyers, resulting in a purchase and sale agreement which was signed on November 12, 1997. On December 18, 1997, The Meadows on the Lakes Apartments was sold to an unrelated third party for $9.525 million. The sale generated net proceeds of approximately $4.4 million, after repayment of the outstanding first mortgage loan of approximately $4.7 million and closing costs of approximately $400,000. The Partnership received 100% of the net proceeds in accordance with the terms of the joint venture agreement. The Partnership will make a special distribution to the Limited Partners totalling approximately $6,265,000, or $165 per original $1,000 investment, on February 13, 1998. Of this amount, $116.39 per original $1,000 investment represents the net proceeds from the sale of The Meadows on the Lake Apartments, $13.52 per original $1,000 investment represents net proceeds from the disposition of the Enchanted Woods Apartments, and $35.09 per original $1,000 investment represents Partnership reserves that exceed expected future requirements.

      The Partnership is focusing on potential disposition strategies for the remaining investments in its portfolio, which consist of two retail properties and one multi-family apartment complex. The sale of the Partnership's remaining assets would be followed by a liquidation of the Partnership. It is currently contemplated that sales of the Partnership's assets could be completed within the next one to two years. There are no assurances however that the sales of the remaining assets and the liquidation of the Partnership will be completed within this time frame. Of the three assets remaining after the sale of the Meadows on the Lake Apartments, the Colony Apartments property has significant equity above the outstanding debt obligation based on the estimated current property value, while the two retail properties would not be expected to yield substantial net proceeds after the mortgage debt if sold under current market conditions.

      At Colony Apartments the occupancy level averaged 97% for the quarter ended December 31, 1997, unchanged from the previous quarter. During the first quarter of fiscal 1998, the property management team focused its leasing efforts on the two-bedroom units at Colony Apartments. The improving local economy is enabling tenants who normally share two-bedroom apartments with roommates to afford one-bedroom apartments on their own. Asking rental rates on vacant two-bedroom units were closely monitored by the leasing team and adjusted as needed in order to maintain an overall occupancy level above 95%. As a result of the marketing program targeting the two-bedroom units, the property ended the first quarter with only four unleased two-bedroom apartments. Assuming that the overall market for multi-family apartment properties remains strong, the Partnership may have favorable opportunities to sell its interest in the Colony Apartments in the near term. The potential to sell this asset, which represents the Partnership's sole source of liquidity, on favorable terms may prompt the accelerated dispositions of the two remaining retail properties.

      Occupancy levels at the Concourse Retail Plaza and the Colony Square Shopping Center were 90% and 100%, respectively, as of December 31, 1997. Management continues to closely monitor the operating performance of the three restaurant tenants at the Concourse Retail Plaza. Two of these tenants, which occupy approximately 40% of the property's leasable space, reported declining sales during fiscal 1996 and fell behind on their rental payments. Management negotiated agreements with both tenants to cure the rental delinquencies which, in one of the cases, involved the forgiveness of a portion of the delinquency and a reduction in the future monthly rent payment in return for an increase in the term of the lease obligation. One of these tenants is currently meeting the modified terms of its rental obligations. The Partnership had pursued legal action for eviction against the other tenant, a locally owned southwestern restaurant which occupies 28% of the Plaza, because of a failure to pay the modified rent. Subsequently, a court judgement for eviction was entered against this restaurant tenant. This tenant is now experiencing improved sales and is paying its rent as modified under the court judgement. However, the Partnership is pursuing additional legal action to obtain a summary judgement on the total rental arrearage owed. The Partnership will continue to collect this tenant's rent while also looking for a replacement tenant in the event of a default. In addition, a locally owned and operated far eastern restaurant, which occupies 12% of the leasable area, experienced a slow down in sales due to the decline in tourism during the off-season and fell behind in its rental obligations during the fourth quarter of fiscal 1997. This tenant is attempting to pay its arrearage as its seasonal tourist business increases during the winter months. During the fourth quarter of fiscal 1997, the property's leasing team began discussions with a popular south Florida Caribbean restaurant chain on a lease for a 3,953 square foot vacant restaurant space. The Partnership believes that the potential addition of this new restaurant would add stability to the tenant base and make the Plaza more appealing to prospective future buyers. The property's leasing team is also in discussion with a 1,200 square foot mortgage company tenant regarding its lease renewal. Two other tenants, a 3,200 square foot health care provider and a 1,200 square foot print shop, have leases coming up for renewal over the next 12 months. The leasing team expects these tenants to renew their leases.

      As noted above, the Partnership is currently reviewing its disposition options for the Concourse Retail Plaza. For the past four years, 80% of the Plaza's 30,473 square feet has been leased to four restaurant operators which, for the most part, have performed poorly. One of the options under review is the development of a leasing plan that would put an emphasis on a greater mixture of office and retail uses. This could involve the conversion of one of the larger restaurant out parcel buildings into professional/service office space. Another option would be to market the property for sale after attempting to stabilize the current tenant base. However, the prospects for stabilizing the tenant roster are uncertain at the present time in light of the bleak economic conditions which currently exist in the local sub-market. Management is aware of several restaurant tenants in the local market whose businesses have failed in recent months, and, despite diligent efforts, the Partnership has been unable to identify and secure viable tenants to replace any of the three financially troubled restaurant tenants referred to above. Another factor impacting a possible near term sale of the Concourse Retail Plaza is the property's first mortgage loan. The mortgage loan, which is assumable, contains a prohibition on prepayment through January 10, 2000. As a result, any sale transaction completed prior to such date would have to involve an assumption of this mortgage loan which carries an interest rate of 11.12% per annum. Management expects to formalize its strategy for positioning the Concourse property for sale during fiscal 1998. In light of the potential for an accelerated disposition of the Concourse Retail Plaza and the continued financial difficulties of a substantial portion of the property's tenant base, management concluded during fiscal 1997 that the carrying value of the Concourse operating investment property was impaired in accordance with Statement of Financial Accounting Standards (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, an impairment loss of $1,000,000 was recognized in the fourth quarter of fiscal 1997 to write down the net carrying value of the Concourse property to its current estimated fair market value of approximately $2.3 million, as determined by an independent appraisal.

      During the first quarter of fiscal 1998, the leasing team at the Colony Square Shopping Center signed a renewal and expansion lease with a jewelry repair store that relocated from its 600 square foot space into a 1,200 square foot space. Also during the first quarter, the Center's grocery store expanded into the recently vacated jewelry store, which brought the Center leasing level to 100%. There are seven tenants leasing a total of 10,170 square feet of the Center's 39,572 square foot leasable area that have leases coming up for renewal over the next 12 months. The property's leasing team expects that most of these leases will be renewed. Asking rental rates at the Colony Square are up slightly from one year ago which may provide an opportunity to renew the leases at slightly higher rental rates. With an occupancy level of 100% and a stable base of locally owned and operated tenants, the Partnership believes it would be appropriate to explore a possible sale of the property. Accordingly, management has initiated discussions with a prominent local retail real estate consulting firm for the purpose of determining various options for the property.

      At December 31, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $7,769,000. Such cash and cash equivalents include the proceeds from the sales of the Enchanted Woods and Meadows properties. Such proceeds, along with certain excess cash reserves, will be distributed to the Limited Partners on February 13, 1998, as discussed further above. The remainder of the cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses, the funding of operating deficits or capital improvements of the joint ventures in accordance with the terms of the respective joint venture agreements, to the extent economically justified, and for distributions to partners. The source of future liquidity and distributions to the partners is expected to be from available net cash flow generated by the operations of the Partnership's investment properties and from net proceeds from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and a long-term basis.

Results of Operations
Three Months Ended December 30, 1997
------------------------------------

      The Partnership reported net income of $4,697,000 for the three months ended December 31, 1997, as compared to a net loss of $94,000 for the same period in the prior year. This favorable change in the Partnership's net operating results is mainly attributable to a $4,474,000 gain recognized in the current three-month period on the sale of the Meadows property and to an improvement in the Partnership's share of unconsolidated ventures' income (losses). The Partnership recognized income of $251,000 from its share of the operating results of its unconsolidated joint ventures for the first quarter of fiscal 1998, as compared to a net loss of $110,000 for the same period in the prior year. The favorable change in the Partnership's share of unconsolidated ventures' income (losses) is primarily attributable to the sale of the properties owned by the HMF joint venture in fiscal year 1997, as discussed further above. The HMF joint venture had been generating sizable operating losses prior to the sales of its assets. Increases in net income at the Colony Apartments and Colony Square joint ventures, which were mainly the result of higher revenues, also contributed to the improvement in the Partnership's share of unconsolidated ventures' income (losses) for the current three-month period. The impact of the gain on the sale of The Meadows on the Lake Apartments and the favorable change in the Partnership's share of unconsolidated ventures' income (losses) was partially offset by an unfavorable change in the Partnership's operating income (loss) of $45,000. The unfavorable change in the Partnership's operating income (loss) is primarily attributable to an increase in general and administrative expenses for the current three-month period. General and administrative expenses increased by $52,000 primarily due to certain additional legal and audit fees incurred in the first quarter of fiscal 1998 and due to the timing of certain recurring professional services compared to the same period in the prior year.

                                  PART II
                             Other Information


Item 1. Legal Proceedings NONE

Item 2. through 5.        NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:           NONE

(b) A Current Report on Form 8-K dated December 18, 1997 was filed during the current quarter of fiscal 1998 to report the sale of The Meadows on the Lake Apartments and is hereby incorporated by reference.

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


Dated:  February 12, 1998