Form 10-Q
period 1998-03-31
PAINEWEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1998-05-12
CIK 762130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                    ----------------------------------

                                 FORM 10-Q

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                    OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from_______ to ______.

                     Commission File Number : 0-15037

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        04-2870345
             --------                                        ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

265 Franklin Street, Boston, Massachusetts                           02110
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
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

                        CONSOLIDATED BALANCE SHEETS
             March 31, 1998 and September 30, 1997 (Unaudited)
                              (In thousands)

                                  ASSETS

                                                    March 31   September 30
                                                    --------   ------------

Operating investment property:
   Land                                            $     486   $     486
   Buildings and improvements                          2,990       2,990
   Equipment and fixtures                                 75          75
                                                   ---------   ---------
                                                       3,551       3,551
Less accumulated depreciation                         (1,302)     (1,257)
                                                   ---------   ---------
                                                       2,249       2,294

Investments in unconsolidated ventures,
   at equity                                           1,584       1,406
Cash and cash equivalents                              1,402       2,856
Escrowed funds                                            34          72
Accounts receivable, net                                  48          26
Deferred expenses, net                                    94         103
Other assets                                              29          32
                                                   ---------   ---------
                                                   $   5,440   $   6,789
                                                   =========   =========

                     LIABILITIES AND PARTNERS' CAPITAL

Mortgage note payable                              $   1,583   $   1,614
Accounts payable and accrued expenses                     75          84
Accounts payable - affiliates                              6           7
Accrued interest payable                                  15          15
Accrued real estate taxes                                 20          58
Other liabilities                                          9           9
Partners' capital                                      3,732       5,002
                                                   ---------   ---------
                                                   $   5,440   $   6,789
                                                   =========   =========




                          See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three and six months ended March 31, 1998 and 1997 (Unaudited)
                      (In thousands, except per Unit data)

                                    Three Months Ended    Six Months Ended
                                         March 31,           March 31,
                                    ------------------   -----------------
                                      1998      1997       1998      1997
                                      ----      ----       ----      ----

Revenues:
   Rental income and expense
     recoveries                     $  135    $  123     $   260    $   242
   Interest and other income           324        70         386        150
                                    ------   -------     -------    -------
                                       459       193         646        392

Expenses:
   Mortgage interest                   46         47          92         95
   Property operating expenses         29         25          65         63
   Depreciation and amortization       30         37          51         73
   Real estate taxes                   20         19          41         41
   Management fees                     16         17          33         17
   General and administrative          37         60         111         99
                                   ------    -------     -------    -------
                                      178        205         393        388
                                   ------    -------     -------    -------

Operating income (loss)               281        (12)        253          4
Partnership's share of
   unconsolidated ventures'
   income (losses)                    480         (8)        731       (118)
Partnership's share of gain
   on sale of operating
   investment property                  -          -       4,474          -
                                   ------    -------     -------    -------

Net income (loss)                  $  761    $   (20)    $ 5,458    $  (114)
                                   ======    =======     =======    =======

Net income (loss) per Limited
  Partnership Unit                 $19.83    $ (0.52)    $142.22    $ (2.99)
                                   ======    =======     =======    =======

Cash distributions per Limited
  Partnership Unit                $171.03    $ 46.25     $177.06    $ 46.25
                                  =======    =======     =======    =======

   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 37,969 Limited Partnership Units outstanding during each period.

                          See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the six months ended March 31, 1998 and 1997 (Unaudited)
                                 (In thousands)


                                                  General      Limited
                                                  Partners     Partners
                                                  --------     --------

Balance at September 30, 1996                     $   (756)    $    (621)
Cash distributions                                      (3)       (1,756)
Net loss                                                (1)         (113)
                                                  --------     ---------
Balance at March 31, 1997                         $   (760)    $  (2,490)
                                                  ========     =========

Balance at September 30, 1997                     $   (653)    $   5,655
Cash distributions                                      (5)       (6,723)
Net income                                              58         5,400
                                                  --------     ---------
Balance at March 31, 1998                         $   (600)    $   4,332
                                                  ========     =========





















                          See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the six months ended March 31, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                           1998     1997
                                                           ----     ----
Cash flows from operating activities:
  Net income (loss)                                    $  5,458  $  (114)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                            51       73
    Amortization of deferred financing costs                  3        3
    Partnership's share of unconsolidated ventures'
      income (losses)                                      (731)     118
    Partnership's share of gain on sale of
      operating investment property                      (4,474)       -
    Changes in assets and liabilities:
      Escrow deposits                                        38       39
      Accounts receivable                                   (22)       9
      Accounts receivable - affiliates                        -        2
      Other assets                                            3        2
      Accounts payable and accrued expenses                  (9)     (12)
      Accounts payable - affiliates                          (1)       -
      Accrued real estate taxes                             (38)     (39)
      Other liabilities                                       -       (1)
                                                       --------  -------
        Total adjustments                                (5,180)     194
                                                       --------  -------
        Net cash provided by operating activities           278       80

Cash flows from investing activities:
   Distributions from unconsolidated joint ventures       5,027      712

Cash flows from financing activities:
   Distributions to partners                             (6,728)  (1,759)
   Principal payments on long-term debt                     (31)     (28)
                                                       --------  -------
        Net cash used in financing activities            (6,759)  (1,787)
                                                       --------  -------

Net decrease in cash and cash equivalents                (1,454)    (995)

Cash and cash equivalents, beginning of period            2,856    5,067
                                                       --------  -------
Cash and cash equivalents, end of period               $  1,402  $ 4,072
                                                       ========  =======

Cash paid during the period for interest               $     89  $    92
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1998 and September 30, 1997 and revenues and expenses for the three and six months ended March 31, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions
    --------------------------

      The Adviser earned total management fees of $33,000 and $17,000 for the six-month periods ended March 31, 1998 and 1997, respectively. Accounts payable
- affiliates at March 31, 1998 and September 30, 1997 consist of management fees of $6,000 and $7,000, respectively, payable to the Adviser.

      Included in general and administrative expenses for the six months ended March 31, 1998 and 1997 is $44,000 and $43,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for both of the six-month periods ended March 31, 1998 and 1997 is $6,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Investments in Unconsolidated Joint Venture Partnerships
    --------------------------------------------------------

      As of March 31, 1998, the Partnership had investments in two unconsolidated joint ventures (four at March 31, 1997) which own two operating properties (six at March 31, 1997), as more fully described in the Partnership's Annual Report. The remaining unconsolidated ventures are the owners of the
Colony Apartments and the Colony Square Shopping Center, both located in Mount Prospect, Illinois. On June 27, 1997, HMF Associates, a joint venture in which the Partnership had an interest, sold the properties known as The Hunt Club Apartments and The Marina Club Apartments to an unrelated third party for approximately $5.3 million and $3.1 million, respectively. The Partnership received net proceeds of approximately $288,000 in connection with the sale of these two assets in accordance with a discounted mortgage loan payoff agreement reached with the lender in April 1997. The third property owned by HMF Associates, the Enchanted Woods Apartments, located in Federal Way, Washington, had been under contract for sale to the same buyer that purchased The Hunt Club and Marina Club properties, however, the buyer subsequently withdrew the offer to purchase Enchanted Woods. The Partnership made a special capital distribution of $1,898,450, or $50 per original $1,000 investment, on August 15, 1997 to unitholders of record as of June 27, 1997. Of this amount, $7.60 per original $1,000 investment represented net sale proceeds from the disposition of The Hunt Club Apartments and The Marina Club Apartments, $41.48 per original $1,000 investment represented proceeds from the settlements of litigation covering construction-related defects at the Hunt Club, Marina Club and Enchanted Woods properties as discussed further in the Annual Report, and $0.92 per original $1,000 investment represented Partnership reserves that exceeded expected future requirements. On September 9, 1997, HMF Associates sold The Enchanted Woods Apartments to an unrelated third party for approximately $9.2 million. The Partnership received net proceeds of approximately $261,000 in connection with the sale in accordance with the discounted mortgage loan payoff agreement referred to above.

      On December 18, 1997, Daniel Meadows Partnership, a joint venture in which the Partnership had an interest, sold its operating investment property, The Meadows on the Lake Apartments, located in Birmingham, Alabama, to an unrelated third party for $9.525 million. The sale generated net proceeds of approximately $4.4 million, after repayment of the outstanding first mortgage loan of approximately $4.7 million and closing costs of approximately $400,000. The Partnership received 100% of the net proceeds in accordance with the terms of the joint venture agreement. The Partnership made a special distribution to the Limited Partners totalling approximately $6,265,000, or $165 per original $1,000 investment, on February 13, 1998. Of this amount, $116.39 per original $1,000 investment represented the net proceeds from the sale of The Meadows on the Lake Apartments, $13.52 per original $1,000 investment represented net proceeds from the disposition of the Enchanted Woods Apartments, and $35.09 per original $1,000 investment represented Partnership reserves that exceeded expected future requirements.

      The unconsolidated joint venture investments are accounted for using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. Summarized operations of the unconsolidated joint ventures for the three and six months ended March 31, 1998 and 1997 are as follows:

                    Condensed Combined Summary of Operations
           For the three and six months ended March 31, 1998 and 1997
                                 (in thousands)

                                     Three Months Ended    Six Months Ended
                                          March 31,            March 31,
                                     ------------------   -----------------
                                        1998    1997        1998     1997
                                        ----    ----        ----     ----

   Rental revenues and
     expense recoveries              $ 1,774  $2,705      $3,773   $5,349
   Interest and other income              56     126         151      226
                                     -------  ------      ------   ------
                                       1,830   2,831       3,924    5,575

   Property operating expenses           403     982       1,063    1,933
   Interest expense                      353     983         792    1,982
   Real estate taxes                     397     463         821      939
   Depreciation and amortization         197     412         515      842
                                     -------  ------      ------   ------
                                       1,350   2,840       3,191    5,696
                                     -------  ------      ------   ------
   Operating income (loss)               480      (9)        733     (121)

   Gain on sale of operating
     investment property                   -       -       4,869        -
                                     -------  ------      ------   ------
   Net income (loss)                 $   480  $   (9)     $5,602   $ (121)
                                     =======  ======      ======   ======

   Net income (loss):
     Partnership's share of
       combined income (losses)      $   480  $   (7)     $5,334   $ (115)
     Co-venturers' share of
       combined income (losses)            -      (2)        268       (6)
                                     -------  ------      ------   ------
                                     $   480  $   (9)     $5,602   $ (121)
                                     =======  ======      ======   ======

               Reconciliation of Partnership's Share of Operations
           For the three and six months ended March 31, 1998 and 1997
                                 (in thousands)

                                      Three Months Ended    Six Months Ended
                                           March 31,            March 31,
                                      ------------------    ----------------
                                        1998     1997        1998     1997
                                        ----     ----        ----     ----
   Partnership's share of combined
      income (losses), as
      shown above                    $   480    $  (7)     $5,334   $ (115)
   Amortization of excess basis            -       (1)       (129)      (3)
                                     -------    -----      ------   -------
   Partnership's share of
      unconsolidated ventures'
      net income (loss)              $   480    $  (8)     $5,205   $ (118)
                                     =======    =====      ======   ======

      The Partnership's share of the unconsolidated ventures' net income (loss) is presented as follows in the consolidated statements of operations (in thousands):
                                     Three Months Ended    Six Months Ended
                                           March 31,            March 31,
                                      ------------------    ----------------
                                        1998     1997        1998     1997
                                        ----     ----        ----     ----
   Partnership's share of
     unconsolidated ventures'
     income (losses)                  $   480   $  (8)    $   731   $ (118)
   Partnership's share of gain on
     sale of operating investment
     property                               -       -       4,474        -
                                      -------   -----     -------   ------
   Partnership's share of
     unconsolidated ventures' net
     income (loss)                    $   480   $  (8)    $ 5,205   $ (118)
                                      =======   =====     =======   ======

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

      The following is a summary of property operating expenses for the three and six-month periods ended March 31, 1998 and 1997 (in thousands):

                                    Three Months Ended   Six Months Ended
                                          March 31,           March 31,
                                    ------------------  -----------------
                                      1998    1997        1998     1997
                                      ----    ----        ----     ----

     Repairs and maintenance       $     7   $    7      $   11   $   14
     Utilities                           1        1           2        2
     Insurance                           1        1           3        3
     Administrative and other           16       12          41       36
     Management fees                     4        4           8        8
                                   -------   ------      ------   ------
                                   $    29   $   25      $   65   $   63
                                   =======   ======      ======   ======

5.  Mortgage Note Payable
    ---------------------

      Mortgage note payable on the consolidated balance sheets relates to the Partnership's consolidated joint venture, West Palm Beach Concourse Associates, and is secured by the venture's operating investment property. At March 31, 1998 and September 30, 1997, mortgage note payable consists of the following (in thousands):

                                                   March 30    September 30
                                                   --------    ------------

     11.12% first  mortgage,  payable in
     installments   of  $20  per  month,
     including interest, through January
     1, 2005. All outstanding  principal
     and  accrued  interest  is  due  on
     January 10, 2005. The fair value of
     this note payable  approximated its
     carrying value as of March 31, 1998
     and  September  30, 1997.                      $ 1,583      $ 1,614
                                                    =======      ========

      In accordance with the Concourse mortgage loan agreements, certain insurance premiums and real estate taxes are required to be held in escrow. The balance of escrow deposits on the accompanying balance sheets at March 31, 1998 and September 30, 1997 consists of such escrowed insurance premiums and real estate taxes in the aggregate amounts of $34,000 and $72,000, respectively.

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

Liquidity and Capital Resources
-------------------------------

      As discussed further in the Annual Report, on September 9, 1997 HMF Associates sold its remaining asset, The Enchanted Woods Apartments, to an unrelated third party for approximately $9.2 million. The Partnership received net proceeds of approximately $261,000 in connection with the sale in accordance with a discounted mortgage loan payoff agreement reached with the lender in April 1997. In addition, as previously reported, on December 18, 1997 The Meadows on the Lake Apartments was sold to an unrelated third party for $9.525 million. The sale generated net proceeds of approximately $4.4 million, after repayment of the outstanding first mortgage loan of approximately $4.7 million and closing costs of approximately $400,000. The Partnership received 100% of the net proceeds in accordance with the terms of the joint venture agreement. In early fiscal 1997 the Partnership and its co-venture partner had received unsolicited offers from prospective purchasers to acquire The Meadows on the Lake Apartments, located in Birmingham, Alabama. After carefully reviewing the offers, the Partnership determined that the property should sell at a higher price and directed the co-venture partner to market the property for sale. During the fourth quarter of fiscal 1997, several offers were received. One of these offers was from a qualified buyer and met the Partnership's sale criteria. This offer was accepted by the Partnership and its co-venture partner; however, a sale agreement could not be finalized with this prospective buyer. Negotiations were then undertaken with one of the other potential buyers, resulting in a purchase and sale agreement which was signed on November 12, 1997 and the final sale transaction which closed on December 18, 1997. On February 13, 1998, the Partnership made a special distribution to the Limited Partners totalling approximately $6,265,000, or $165 per original $1,000 investment. Of this amount, $116.39 per original $1,000 investment represented the net proceeds from the sale of The Meadows on the Lake Apartments, $13.52 per original $1,000 investment represented net proceeds from the disposition of the Enchanted Woods Apartments, and $35.09 per original $1,000 investment represented Partnership reserves that exceeded expected future requirements.

      The Partnership is focusing on potential disposition strategies for the remaining investments in its portfolio, which consist of two retail properties and one multi-family apartment complex. The sale of the Partnership's remaining assets would be followed by a liquidation of the Partnership. It is currently contemplated that sales of the Partnership's assets could be completed within the next one to two years. There are no assurances, however, that the sales of the remaining assets and the liquidation of the Partnership will be completed within this time frame. Of the three assets remaining after the sale of the Meadows on the Lake Apartments, the Colony Apartments property has significant equity above the outstanding debt obligation based on the estimated current property value, while the two retail properties would not be expected to yield substantial net proceeds after the mortgage debt if sold under current market conditions.

      The occupancy level at the Colony Apartments averaged 97% for the quarter ended March 31, 1998, unchanged from the previous quarter and up 3% from the quarter ended March 31, 1997. In addition to the high occupancy level, rental rates continue to increase at the property, with the average monthly rental rate per apartment unit increasing 5% over the past twelve months. The strong local job market has influenced an unusually high demand for apartments in the northwest suburbs, which is the property's local sub-market. Such conditions may present the Partnership with favorable opportunities to sell its interest in the Colony Apartments in the near term. Subsequent to the end of the second quarter, the Partnership and its joint venture partner agreed to solicit proposals to market the Colony Apartments property from three national full-service real estate firms specializing in the sale of large apartment complexes. It is expected that these proposals will be received during the third fiscal quarter and that, after extensive due diligence on each firm, one company will be selected to market the property for sale. The potential to sell this asset, which represents the Partnership's sole source of liquidity, on favorable terms may prompt the accelerated dispositions of the two remaining retail properties.

      At the Colony Square Shopping Center, the occupancy level declined from 100% to 92% when a 3,000 square foot restaurant tenant vacated its space in March 1998. The property management team had allowed this tenant to remain after its lease expired in November, on a month-to-month basis, while the owner of the business tried to sell the restaurant. Such efforts ultimately proved unsuccessful. The property's management and leasing team is currently pursuing a replacement tenant for the space. During the second quarter, the property's leasing team signed renewal leases with a 1,200 square foot hairstylist tenant for five years and a 1,200 square foot travel agency for three years. Asking rental rates and actual contract rates for retail space in the local sub-market are up slightly from one year ago, which may provide an opportunity to renew upcoming leases at slightly higher rental rates. Capital improvements to the shopping center completed during the second quarter included the replacement of a rear security door and the continuation of the conversion of electric heat to gas heat. With a high occupancy level and a stable base of locally owned and operated tenants, the Partnership believes it would be appropriate to explore a possible sale of the Colony Square property. Accordingly, management has initiated discussions with a prominent local retail real estate consulting firm for the purpose of determining various options for the property.

      The occupancy level at the Concourse Retail Plaza remained at 90% for the quarter ended March 31, 1998. Management continues to closely monitor the operating performance of the three restaurant tenants at the Concourse Retail Plaza. Two of these tenants, which occupy approximately 40% of the property's leasable space, reported declining sales during fiscal 1996 and fell behind on their rental payments. Management negotiated agreements with both tenants to cure the rental delinquencies which, in one of the cases, involved the forgiveness of a portion of the delinquency and a reduction in the future monthly rent payment in return for an increase in the term of the lease obligation. The Partnership had pursued legal action for eviction against one of these tenants, a locally owned southwestern restaurant which occupies 28% of the Plaza, because of a failure to pay the modified rent. Subsequently, a court judgement for eviction was entered against this restaurant tenant. This tenant is now experiencing improved sales and is paying its rent as modified under the court judgement. However, the Partnership is pursuing additional legal action to obtain a summary judgement on the total rental arrearage owed. The Partnership will continue to collect this tenant's rent while also looking for a replacement tenant in the event of a default. The other tenant, a locally owned and operated far eastern restaurant which occupies 12% of the leasable area, is experiencing a slow-down in sales and has fallen behind in its rental obligations. The property management team had negotiated a temporary rental assistance program to allow the restaurant to remain in business through the tourist season, but this tenant has failed to pay the full modified rent. The property's management team is now pursuing legal action against this tenant. The property's leasing team is also working with a 1,200 square foot mortgage company, whose lease expired in September 1997 and has been on a month-to-month lease, to sign a 3-year lease renewal. Two other tenants, a 3,200 square foot health care provider and a 1,200 square foot print shop, have leases coming up for renewal over the next 12 months. The leasing team expects these tenants to renew their leases.

      As previously reported, the Partnership reviewed its options for the Concourse Retail Plaza and determined that it may be the appropriate time to market the property for sale. For the past four years, 80% of the Plaza's 30,473 square feet has been leased to four restaurant operators which, for the most part, have performed poorly. One of these restaurant tenants is currently paying rent on space that was vacated in 1996 under a lease that can be terminated in July 1999. One of the options under review is the development of a leasing plan that would put an emphasis on a greater mixture of office and retail uses. This could involve the conversion of one of the larger restaurant out parcel buildings into professional/service office space. Another option would be to market the property for sale after attempting to stabilize the current tenant base. However, the prospects for stabilizing the tenant roster are uncertain at the present time in light of the bleak economic conditions which currently exist in the local sub-market. Management is aware of several restaurant tenants in the local market whose businesses have failed in recent months, and, despite diligent efforts, the Partnership has been unable to identify and secure viable tenants to replace any of the three financially troubled restaurant tenants referred to above. Another factor impacting a possible near term sale of the Concourse Retail Plaza is the property's first mortgage loan. The mortgage loan, which is assumable, contains a prohibition on prepayment through January 10, 2000. As a result, any sale transaction completed prior to such date would have to involve an assumption of this mortgage loan which carries an interest rate of 11.12% per annum. In connection with its plan to explore potential sale opportunities, management reviewed the qualifications of several local real estate marketing firms to determine their expertise and track record in selling properties similar to the Concourse. During the second quarter, the Partnership contracted with a local real estate firm specializing in retail properties to market the Concourse Retail Plaza for sale. Sales flyers and brochures have been prepared, and the real estate firm commenced its formal marketing program subsequent to the quarter-end.

      At March 31, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $1,402,000. Such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses, the funding of operating deficits or capital improvements of the joint ventures in accordance with the terms of the respective joint venture agreements, to the extent economically justified, and for distributions to partners. The source of future liquidity and distributions to the partners is expected to be from available net cash flow generated by the operations of the Partnership's remaining investment properties and from net proceeds from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and a long-term basis.

Results of Operations
Three Months Ended March 31, 1998
---------------------------------

      The Partnership reported net income of $761,000 for the three months ended March 31, 1998, as compared to a net loss of $20,000 for the same period in the prior year. This favorable change in the Partnership's net operating results is attributable to a $488,000 favorable change in the Partnership's share of unconsolidated ventures' income (losses) and a $283,000 favorable change in the Partnership's operating income (loss). The favorable change in the Partnership's share of unconsolidated ventures' income (losses) is primarily attributable to the sale of the properties owned by the HMF joint venture during the third and fourth quarters of fiscal 1997. The HMF joint venture had been generating sizable operating losses prior to the sales of its assets. Increases in net income at the Colony Apartments and Colony Square joint ventures also contributed to the improvement in the Partnership's share of unconsolidated ventures' income (losses) for the current three-month period. Net income at Colony Apartments increased mainly due to an increase in rental revenues resulting from increases in occupancy and rental rates combined with a decline in property operating expenses. Net income at Colony Square increased mainly due to a decline in property operating expenses.

      The favorable change in the Partnership's operating income (loss) is attributable to a $266,000 increase in the Partnership's operating revenues and a $27,000 decline in operating expenses. The Partnership's operating revenues increased mainly due to an increase in other income related to the receipt of a residual cash distribution from the HMF joint venture in the current period in connection with the final liquidation of the joint venture. The Partnership's operating expenses decreased mainly due to declines in general and administrative expenses and depreciation and amortization expense. General and administrative expenses decreased as a result of a timing difference in the performance of certain required professional services. Depreciation and amortization expense decreased due to a $1 million impairment loss recognized on the Concourse property in fiscal 1997, as discussed further in the Annual Report.

Six Months Ended March 31, 1998
-------------------------------

      The Partnership reported net income of $5,458,000 for the six months ended March 31, 1998, as compared to a net loss of $114,000 for the same period in the prior year. This favorable change in the Partnership's net operating results is mainly attributable to a $4,474,000 gain recognized in the current six-month period on the sale of the Meadows property, as discussed further above. Also contributing to the favorable change in the Partnership's net operating results was an $849,000 improvement in the Partnership's share of unconsolidated ventures' income (losses) and a $249,000 increase in the Partnership's operating income for the current six-month period.

      The Partnership recognized income of $731,000 from its share of the operating results of its unconsolidated joint ventures for the six months ended March 31, 1998, as compared to a net loss of $118,000 for the same period in the prior year. The favorable change in the Partnership's share of unconsolidated ventures' income (losses) is primarily attributable to the sale of the properties owned by the HMF joint venture during the third and fourth quarters of fiscal 1997. The HMF joint venture had been generating sizable operating losses prior to the sales of its assets. Increases in net income at the Colony Apartments and Colony Square joint ventures, which were mainly the result of higher revenues, also contributed to the improvement in the Partnership's share of unconsolidated ventures' income (losses) for the current six-month period. The Partnership's operating income increased primarily due to an increase in other income related to the receipt of a residual cash distribution from the HMF joint venture in the current period in connection with the final liquidation of the joint venture.

                                  PART II
                             Other Information


Item 1. Legal Proceedings   NONE

Item 2. through 5.     NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:         NONE

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

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


                      PAINE WEBBER INCOME PROPERTIES SEVEN
                               LIMITED PARTNERSHIP


                              By:  SEVENTH INCOME PROPERTIES FUND, INC.
                                   ------------------------------------
                                   Managing General Partner




                              By: /s/ Walter V. Arnold
                                  --------------------
                                  Walter V. Arnold
                                  Senior Vice President and
                                  Chief Financial Officer


Dated:  May 12, 1998