Form 10-Q
period 1998-06-30
PAINEWEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1998-08-12
CIK 762130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                    ----------------------------------

                                 FORM 10-Q

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

         |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from________ to ________.

                        Commission File Number : 0-15037

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                        04-2870345
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

265 Franklin Street, Boston, Massachusetts                           02110
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
                                                     -------------

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

                        CONSOLIDATED BALANCE SHEETS
             June 30, 1998 and September 30, 1997 (Unaudited)
                              (In thousands)

                                  ASSETS

                                                    June 30   September 30
                                                    -------   ------------

Operating investment property:
   Land                                            $     486  $      486
   Buildings and improvements                          2,990       2,990
   Equipment and fixtures                                 75          75
                                                   ---------  ----------
                                                       3,551       3,551
Less accumulated depreciation                         (1,325)     (1,257)
                                                   ---------  ----------
                                                       2,226       2,294

Investments in unconsolidated ventures, at equity      1,941       1,406
Cash and cash equivalents                              1,168       2,856
Escrowed funds                                            57          72
Accounts receivable, net                                  80          26
Deferred expenses, net                                    90         103
Other assets                                              29          32
                                                   ---------  ----------
                                                   $   5,591  $    6,789
                                                   =========  ==========

                     LIABILITIES AND PARTNERS' CAPITAL

Mortgage note payable                              $   1,567  $    1,614
Accounts payable and accrued expenses                     46          84
Accounts payable - affiliates                              6           7
Accrued interest payable                                  15          15
Accrued real estate taxes                                 40          58
Other liabilities                                          9           9
Partners' capital                                      3,908       5,002
                                                   ---------  ----------
                                                   $   5,591  $    6,789
                                                   =========  ==========





                          See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three and nine months ended June 30, 1998 and 1997 (Unaudited)
                      (In thousands, except per Unit data)

                                      Three Months Ended   Nine Months Ended
                                            June 30,            June 30,
                                      ------------------   -----------------
                                      1998      1997        1998       1997
                                      ----      ----        ----       ----
Revenues:
   Rental income and expense
      recoveries                    $   134   $   122    $    394    $   364
   Interest and other income             18        63         404        213
                                    -------   -------    --------    -------
                                        152       185         798        577
Expenses:
   Mortgage interest                     45        47         137        142
   Property operating expenses           17        20          82         83
   Depreciation and amortization         26        36          77        109
   Real estate taxes                     20        20          61         61
   Management fees                       14        24          47         42
   General and administrative            47        76         159        174
                                    -------   -------    --------    -------
                                        169       223         563        611
                                    -------   -------    --------    -------
Operating income (loss)                 (17)      (38)        235        (34)

Partnership's share of
   unconsolidated ventures'
   income (losses)                      390        86       1,121        (32)
Partnership's share of gain on
   sale of operating investment
   property                               -     1,929       4,474      1,929
                                    -------   -------    --------    -------
Income before extraordinary gain        373     1,977       5,830      1,863
Partnership's share of
  extraordinary gain from
  settlement of debt obligations          -     2,580           -      2,580
                                    -------   -------    --------    -------
Net income                          $   373   $ 4,557    $  5,830    $ 4,443
                                    =======   =======    ========    =======

Per Limited Partnership Unit:
   Income before extraordinary
     gain                           $  9.72   $ 40.77    $ 151.93    $ 37.82
   Partnership's share of
     extraordinary gain from
     settlement of debt
     obligations                          -     58.86           -      58.86
                                    -------   -------    --------    -------
   Net income                       $  9.72   $ 99.63    $ 151.93    $ 96.68
                                    =======   =======    ========    =======

   Cash distributions               $  5.12   $  6.00    $ 182.18    $ 52.25
                                    =======   =======    ========    =======

   The above per Limited Partnership Unit information is based upon the 37,969 Limited Partnership Units outstanding during each period.

                          See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT
          For the nine months ended June 30, 1998 and 1997 (Unaudited)
                                 (In thousands)


                                                   General     Limited
                                                   Partners    Partners
                                                   --------    --------

Balance at September 30, 1996                     $    (756)    $   (621)
Cash distributions                                       (5)      (1,984)
Net income                                              772        3,671
                                                  ---------     --------
Balance at June 30, 1997                          $      11     $  1,066
                                                  =========     ========

Balance at September 30, 1997                     $    (653)    $  5,655
Cash distributions                                       (7)      (6,917)
Net income                                               61        5,769
                                                  ---------     --------
Balance at June 30, 1998                          $    (599)    $  4,507
                                                  =========     ========






















                          See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the nine months ended June 30, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                           1998       1997
                                                           ----       ----
Cash flows from operating activities:
  Net income                                            $ 5,830      $ 4,443
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                            77          109
    Amortization of deferred financing costs                  4            4
    Partnership's share of unconsolidated ventures'
      income (losses)                                    (1,121)          32
    Partnership's share of extraordinary gain on
       settlement of debt obligations                         -       (2,580)
    Partnership's share of gain on sale of operating
       investment property                               (4,474)      (1,929)
    Changes in assets and liabilities:
      Escrow deposits                                        15           18
      Accounts receivable                                   (54)          (6)
      Accounts receivable - affiliates                        -            2
      Other assets                                            3            4
      Accounts payable and accrued expenses                 (38)         (37)
      Accounts payable - affiliates                          (1)           7
      Accrued real estate taxes                             (18)           -
                                                        -------      -------
        Total adjustments                                (5,607)      (4,376)
                                                        -------      -------
        Net cash provided by operating activities           223           67

Cash flows from investing activities:
   Distributions from unconsolidated joint ventures       5,060        1,342

Cash flows from financing activities:
   Distributions to partners                             (6,924)      (1,989)
   Principal payments on long-term debt                     (47)         (42)
                                                        -------      -------
        Net cash used in financing activities            (6,971)      (2,031)
                                                        -------      -------

Net decrease in cash and cash equivalents                (1,688)        (622)

Cash and cash equivalents, beginning of period            2,856        5,067
                                                        -------      -------
Cash and cash equivalents, end of period                $ 1,168      $ 4,445
                                                        =======      =======

Cash paid during the period for interest                $   133      $   138
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1998 and September 30, 1997 and revenues and expenses for the three and nine months ended June 30, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions
    --------------------------

      The Adviser earned total management fees of $47,000 and $42,000 for the nine-month periods ended June 30, 1998 and 1997, respectively. Accounts payable
- affiliates at June 30, 1998 and September 30, 1997 consist of management fees of $6,000 and $7,000, respectively, payable to the Adviser.

      Included in general and administrative expenses for the nine months ended June 30, 1998 and 1997 is $66,000 and $64,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine months ended June 30, 1998 and 1997 is $7,000 and $12,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Investments in Unconsolidated Joint Venture Partnerships
    --------------------------------------------------------

      As of June 30, 1998, the Partnership had investments in two unconsolidated joint ventures (four at June 30, 1997) which own two operating properties (four at June 30, 1997), as more fully described in the Partnership's Annual Report. The remaining unconsolidated ventures are the owners of the Colony Apartments and the Colony Square Shopping Center, both located in Mount Prospect, Illinois. On June 27, 1997, HMF Associates, a joint venture in which the Partnership had an interest, sold the properties known as The Hunt Club Apartments and The Marina Club Apartments to an unrelated third party for approximately $5.3 million and $3.1 million, respectively. The Partnership received net proceeds of approximately $288,000 in connection with the sale of these two assets in accordance with a discounted mortgage loan payoff agreement reached with the lender in April 1997. The third property owned by HMF Associates, the Enchanted Woods Apartments, located in Federal Way, Washington, had been under contract for sale to the same buyer that purchased The Hunt Club and Marina Club properties, however, the buyer subsequently withdrew the offer to purchase Enchanted Woods. The Partnership made a special capital distribution of $1,898,450, or $50 per original $1,000 investment, on August 15, 1997 to unitholders of record as of June 27, 1997. Of this amount, $7.60 per original $1,000 investment represented net sale proceeds from the disposition of The Hunt Club Apartments and The Marina Club Apartments, $41.48 per original $1,000 investment represented proceeds from the settlements of litigation covering construction-related defects at the Hunt Club, Marina Club and Enchanted Woods properties as discussed further in the Annual Report, and $0.92 per original $1,000 investment represented Partnership reserves that exceeded expected future requirements. On September 9, 1997, HMF Associates sold The Enchanted Woods Apartments to an unrelated third party for approximately $9.2 million. The Partnership received net proceeds of approximately $261,000 in connection with the sale in accordance with the discounted mortgage loan payoff agreement referred to above.

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

      The unconsolidated joint venture investments are accounted for using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. Summarized operations of the unconsolidated joint ventures for the three and nine months ended June 30, 1998 and 1997 are as follows:

                    Condensed Combined Summary of Operations
           For the three and nine months ended June 30, 1998 and 1997
                                 (in thousands)

                                    Three Months Ended   Nine Months Ended
                                          June 30,             June 30,
                                      ----------------   --------------------
                                       1998     1997        1998       1997
                                       ----     ----        ----       ----

   Rental revenues and
     expense recoveries              $ 1,796    $2,745      $5,569     $8,094
   Interest and other income              40        96         191        322
                                     -------    ------      ------     ------
                                       1,836     2,841       5,760      8,416

   Property operating expenses           474       889       1,537      2,822
   Interest expense                      347     1,010       1,139      2,992
   Real estate taxes                     402       466       1,223      1,405
   Depreciation and amortization         223       392         738      1,234
                                     -------    ------      ------     ------
                                       1,446     2,757       4,637      8,453
                                     -------    ------      ------     ------
   Operating income (loss)               390        84       1,123        (37)

   Gain on sale of operating
     investment property                   -     2,018       4,870      2,018
                                     -------    ------      ------     ------

   Income before extraordinary gain      390     2,102       5,993      1,981

   Extraordinary gain from
     settlement of debt
     obligations                           -     2,699           -      2,699
                                     -------    ------      ------     ------
       Net income                    $   390    $4,801      $5,993     $4,680
                                     =======    ======      ======     ======


   Net income:
     Partnership's share of
       combined income               $   390    $4,597      $5,725     $4,482
     Co-venturers' share of
       combined income                     -       204         268        198
                                     -------    ------      ------     ------
                                     $   390    $4,801      $5,993     $4,680
                                     =======    ======      ======     ======

               Reconciliation of Partnership's Share of Operations
           For the three and nine months ended June 30, 1998 and 1997
                                 (in thousands)

                                    Three Months Ended    Nine Months Ended
                                         June 30,             June 30,
                                    -------------------   -----------------
                                       1998     1997        1998     1997
                                       ----     ----        ----     ----
   Partnership's share of combined
      income, as shown above         $  390   $ 4,597      $5,725   $ 4,482
   Amortization of excess basis           -        (2)       (130)       (5)
                                     ------   -------      ------   -------
   Partnership's share of
      unconsolidated ventures'
      net income                     $  390   $ 4,595      $5,595   $ 4,477
                                     ======   =======      ======   =======

      The Partnership's  share of unconsolidated  ventures' net income (loss) is
presented  as  follows  in  the   consolidated   statements  of  operations  (in
thousands):
                                      Three Months Ended    Nine Months Ended
                                           June 30,             June 30,
                                    -------------------   -----------------
                                       1998     1997        1998       1997
                                       ----     ----        ----       ----
   Partnership's share of
     unconsolidated ventures'
     income (losses)                $    390   $    86     $1,121   $    (32)
   Partnership's share of gain on
     sale of operating investment
     property                              -     1,929      4,474       1,929
   Partnership's share of
     extraordinary gain from
     settlement of debt obligations        -     2,580          -       2,580
                                    --------   -------     ------    --------
   Partnership's share of
      unconsolidated ventures'
      net income                    $    390   $ 4,595     $5,595    $  4,477
                                    ========   =======     ======    ========

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

      The following is a summary of property operating expenses for the three and nine-month periods ended June 30, 1998 and 1997 (in thousands):

                                     Three Months Ended    Nine Months Ended
                                           June 30,             June 30,
                                    -------------------    -----------------
                                       1998     1997        1998     1997
                                       ----     ----        ----     ----

     Repairs and maintenance         $   4    $   4        $ 15     $  18
     Utilities                           1        1           3         3
     Insurance                           1        1           4         4
     Administrative and other            8       11          49        47
     Management fees                     3        3          11        11
                                     -----    -----        ----     -----
                                     $  17    $  20        $ 82     $  83
                                     =====    =====        ====     =====

5.  Mortgage Note Payable
    ---------------------

      Mortgage note payable on the consolidated balance sheets relates to the Partnership's consolidated joint venture, West Palm Beach Concourse Associates, and is secured by the venture's operating investment property. At June 30, 1998 and September 30, 1997, mortgage note payable consists of the following (in thousands):
                                                   June 30   September 30
                                                   -------   ------------
     11.12% first  mortgage,  payable in
     installments   of  $20  per  month,
     including interest, through January
     1, 2005. All outstanding  principal
     and  accrued  interest  is  due  on
     January 10, 2005. The fair value of
     this note payable  approximated its
     carrying  value as of June 30, 1998
     and  September  30, 1997.                    $ 1,567    $  1,614
                                                  =======    ========

      In accordance with the Concourse mortgage loan agreements, certain insurance premiums and real estate taxes are required to be held in escrow. The balance of escrow deposits on the accompanying balance sheets at June 30, 1998 and September 30, 1997 consists of such escrowed insurance premiums and real estate taxes in the aggregate amounts of $57,000 and $72,000, respectively.

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

      The Partnership is focusing on potential disposition strategies for the remaining investments in its portfolio, which consist of two retail properties and one multi-family apartment complex. The sale of the Partnership's remaining assets would be followed by a liquidation of the Partnership. It is currently contemplated that sales of the Partnership's assets could be completed within the next year. There are no assurances, however, that the sales of the remaining assets and the liquidation of the Partnership will be completed within this time frame. Of the three assets remaining after the sale of the Meadows on the Lake Apartments, the Colony Apartments property has significant equity above the outstanding debt obligation based on the property's estimated current market value, while the two retail properties would not be expected to yield substantial net proceeds after the mortgage debt if sold under current market conditions.

      The occupancy level at the Colony Apartments averaged 97% for the quarter ended June 30, 1998, unchanged from the previous quarter and up from 94% for the quarter ended June 30, 1997. In addition to the high occupancy level, rental rates continue to increase at the property, with the average monthly rental rate per apartment unit increasing 6% over the past twelve months. The strong local job market has influenced an unusually high demand for apartments in the northwest suburbs of Chicago, which is the property's local sub-market. In light of the current strength of the apartment segment of the real estate market in general and the current favorable local market conditions, the Partnership believes it is the appropriate time to sell the Colony Apartments property. Accordingly, during the second quarter of fiscal 1998 the Partnership and its joint venture partner agreed to solicit proposals to market the Colony Apartments property from three national full-service real estate firms specializing in the sale of large apartment complexes. During the current quarter, the Partnership and its co-venture partner selected a national firm to market the property. Sales materials were finalized and an extensive marketing campaign began in early June 1998. The potential to sell this asset, which represents the Partnership's sole source of liquidity, on favorable terms may prompt the accelerated dispositions of the two remaining retail properties.

     At the Colony Square Shopping Center, the occupancy level remained at 92%, unchanged from the previous quarter. The property's leasing team is pursuing a replacement tenant for the 3,000 square foot restaurant tenant which vacated its space in March 1998. The property management team had allowed this tenant to remain after its lease expired in November, on a month-to-month basis, while the owner of the business tried to sell the restaurant. Such efforts ultimately proved unsuccessful. In addition, the property's leasing team is working with two tenants occupying 2,570 square feet, whose leases expire later in calendar year 1998. Asking rental rates and actual contract rates for retail space in the local sub-market are up slightly from one year ago, which may provide an opportunity to renew upcoming leases at slightly higher rental rates. Capital improvements to the shopping center completed during the third quarter included the replacement of five tenant doors and the continuation of the project to convert the property's electric heating system to gas heat. As previously reported, the Partnership and its co-venture partner have begun exploring potential opportunities for the sale of the Colony Square property. As part of that plan, discussions were held with real estate brokerage firms with a specialty in small retail centers like Colony Square. During the current quarter, the Partnership and its co-venture partner selected a real estate brokerage firm to begin marketing this asset for sale. Subsequently, an offer was received to purchase the Colony Square Shopping Center from a prospective third-party buyer that met the Partnership's and co-venture partner's sale criteria. Subsequent to the quarter-end, a purchase and sale agreement was signed with this prospective buyer and they have undertaken their due diligence work. The sale remains continent upon, among other things, the satisfactory completion of the buyer's due diligence. Accordingly, there are no assurances that this sale transaction will be completed.

      The occupancy level at the Concourse Retail Plaza decreased to 34% for the quarter ended June 30, 1998 from 90% at the beginning of the quarter when three tenants occupying a total of 17,105 square feet closed operations. Two of these tenants, a 7,105 square foot steakhouse and a 1,200 square foot mortgage company continue to pay their rent obligations under the terms of their leases. The third tenant which operated an 8,800 square foot southwestern restaurant, had been, until this quarter, paying its rent as modified under a court judgement. As previously reported, the property's management team pursued legal action against this southwestern restaurant tenant, which occupied 28% of the leasable space at The Concourse, because the restaurant owner previously failed to pay its modified rent. Subsequently, a court judgment for eviction was entered against this tenant; however, the tenant continued to experience improved sales during the recent tourist season and paid its rent as modified under the court judgment during the quarter ended March 31, 1998. The Partnership is now pursuing a separate judgment for the outstanding balance owed. As also previously reported, a locally-owned and operated far-eastern restaurant, which occupies 12% of the leasable area, has experienced a slow-down in sales and is behind in its rental obligations. The property's management team is pursuing legal remedies against this tenant.

      As previously reported, the Partnership has reviewed its options for the Concourse Retail Plaza and determined that it may be the appropriate time to market the property for sale. For the past four years, 80% of the Plaza's 30,473 square feet has been leased to four restaurant operators which have performed poorly. One of these restaurant tenants is currently paying rent on space that was vacated in 1996 under a lease that can be terminated in July 1999. One of the options reviewed was the development of a leasing plan that would put an emphasis on a greater mixture of office and retail uses. This would involve the likely conversion of one of the larger restaurant out parcel buildings into professional/service office space. Another option was to market the property for sale now, with the net proceeds from any such potential sale transaction being carefully evaluated in comparison to the risks of holding the property and completing the conversion. The Partnership has decided on the second option and is marketing the property for sale now. Last quarter, the Partnership initiated discussions with area real estate firms concerning potential marketing strategies for selling The Concourse and solicited marketing proposals from several of these firms. After reviewing their respective proposals and conducting interviews to determine their expertise and track record in selling properties similar to The Concourse, the Partnership selected a Florida-based firm. During the current quarter, a marketing package was finalized and comprehensive sale efforts began in early May. Another factor impacting a possible near term sale of the Concourse Retail Plaza is the property's first mortgage loan. The mortgage loan, which is assumable, contains a prohibition on prepayment through January 10, 2000. As a result, any sale transaction completed prior to such date would have to involve an assumption of this mortgage loan which carries an interest rate of 11.12% per annum.

      At June 30, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $1,168,000. Such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses, the funding of operating deficits or capital improvements of the joint ventures in accordance with the terms of the respective joint venture agreements, to the extent economically justified, and for distributions to partners. The source of future liquidity and distributions to the partners is expected to be from available net cash flow generated by the operations of the Partnership's remaining investment properties and from net proceeds from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and a long-term basis.

Results of Operations
Three Months Ended June 30, 1998
--------------------------------

      The Partnership reported net income of $373,000 for the three months ended June 30, 1998, as compared to net income of $4,557,000 for the same period in the prior year. This decrease in net income of $4,184,000 is primarily the result of the gain of $1,929,000 realized on the sale of the Hunt Club and The Marina Club Apartments by HMF Associates during the same period in the prior year and the related extraordinary gain of $2,580,000 from the settlement of debt obligations in conjunction with the sale of the two properties. These sale-related gains were partially offset by an increase in the Partnership's share of unconsolidated ventures' income of $304,000 and a decrease in the Partnership's operating loss of $21,000. The increase in the Partnership's share of unconsolidated ventures' income is primarily attributable to the sale of the properties owned by the HMF joint venture during the third quarter of fiscal 1997. The HMF joint venture had been generating sizable operating losses prior to the sales of its assets. Net income also increased at the Colony Apartments joint venture by $59,000 for the current three-month period. Net income at Colony Apartments increased mainly due to an increase in rental revenues resulting from increases in occupancy and rental rates combined with a decline in property operating expenses.

     The decrease in the Partnership's operating loss is primarily attributable to a $54,000 decline in operating expenses. The Partnership's operating expenses decreased mainly due to declines in general and administrative expenses, depreciation and amortization expense and management fees expense. General and administrative expenses decreased as a result of a timing difference in the performance of certain required professional services. Depreciation and amortization expense decreased due to a $1 million impairment loss recognized on the Concourse property in fiscal 1997, as discussed further in the Annual Report, which reduced ongoing depreciation charges on the property. Management fee expense decreased due to a decline in distributions to the Limited Partners, upon which such fees are based. In addition, there was a small increase in rental income at the consolidated Concourse Retail Plaza. The reductions in general and administrative expenses, depreciation charges and management fees and the increase in rental income were partially offset by a decrease in interest and other income. Interest and other income declined due to a reduction in the average amount of cash and cash equivalents due to the temporary investment of the proceeds from the sale the Hunt Club and The Marina Club
Apartments during the prior period and due to the distribution of excess reserves to the Limited Partners along with the capital proceeds from the sale of the HMF properties and The Meadows on the Lake Apartments, as discussed further above.

Nine Months Ended June 30, 1998
-------------------------------

      The Partnership reported net income of $5,830,000 for the nine months ended June 30, 1998, as compared to a net income of $4,443,000 for the same period in the prior year. This increase in net income is mainly attributable to a $1,153,000 favorable change in the Partnership's share of unconsolidated ventures' income (losses). The gain of $4,474,000 recognized in the current year on the sale of the Meadows property was offset by the gains on the sale of the Hunt Club and The Marina Club properties and the related forgiveness of debt recognized in the prior year, as discussed further above.

      The  favorable  change  in  the  Partnership's   share  of  unconsolidated
ventures' income (losses) is primarily attributable to the sale of the properties owned by the HMF joint venture during the third and fourth quarters of fiscal 1997. The HMF joint venture had been generating sizable operating losses prior to the sales of its assets. In addition, net income increased by $281,000 at the Colony Apartments joint venture for the current nine-month period, due to an increase in rental income. In addition, there was a favorable change in the Partnership's operating income (loss) of $269,000. This favorable change was mainly the result of an increase in other income related to the receipt of a residual cash distribution from the HMF joint venture in the current period in connection with the final liquidation of the joint venture. Reductions in general and administrative expenses and depreciation and amortization charges, along with an increase in rental income from the consolidated Concourse joint venture, also contributed to the favorable change in operating income (loss) for the current nine-month period.

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


Dated:  August 11, 1998