Form 10-K405
period 1998-09-30
PAINEWEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1999-05-24
CIK 762130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ______ to _______ .


Commission File Number: 0-15037


            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
              -----------------------------------------------------
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
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                     which registered
-------------------                                  ------------------------
      None                                                    None

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                   Form 10-K Reference
---------                                                   -------------------
Prospectus of registrant dated                                    Part IV
May 14, 1985, as supplemented

Current Reports on Form 8-K of registrant                         Part IV
dated November 10, 1998 and November 17, 1998

                 PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
                                 1998 FORM 10-K

                                TABLE OF CONTENTS


Part   I                                                                 Page

Item    1   Business                                                      I-1

Item    2   Properties                                                    I-4

Item    3   Legal Proceedings                                             I-4

Item    4   Submission of Matters to a Vote of Security Holders           I-4


Part  II

Item    5   Market for the Partnership's Limited Partnership
              Interests and   Related Security Holder Matters            II-1

Item    6   Selected Financial Data                                      II-1

Item    7   Management's Discussion and Analysis of Financial
               Condition  and Results of Operations                      II-2

Item    8   Financial Statements and Supplementary Data                  II-8

Item    9   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                       II-8


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
              Reports on Form 8-K                                        IV-1

Signatures                                                               IV-2

Index to Exhibits                                                        IV-3

Financial Statements and Supplementary Data                       F-1 to F-31

      This Form 10-K contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-7 of this Form 10-K.

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

      The Partnership originally invested the net proceeds of the public offering, through five joint venture partnerships, in seven operating properties, comprised of five multi-family apartment complexes, one mixed-use office and retail property and one shopping center. As discussed further below, during fiscal 1997 three of the multi-family properties were sold. A fourth multi-family property was sold on December 18, 1997. In addition, subsequent to the end of fiscal 1998, on November 10, 1998, the retail portion of the Concourse property was sold. The office portion of this mixed-use property had been lost through foreclosure proceedings on December 17, 1992. The shopping center property was also sold subsequent to year-end, on November 17, 1998. Subsequent to these transactions, the Partnership has only one remaining real estate investment, the Colony Apartments. As of September 30, 1998, the
Partnership owned, through joint venture partnerships, interests in the operating properties set forth in the following table:

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

West Palm Beach Concourse     30,473      7/31/85      Fee ownership of land
  Associates (2) (3)          gross                    and improvements
The Concourse                 leasable                 through joint venture)
  Retail Plaza                sq. ft.
West Palm Beach, Florida

Chicago Colony Square         39,572      12/27/85     Fee ownership of land
  Associates (4)              gross                    and improvements
Colony Square Shopping Center leasable                 (through joint venture)
Mount Prospect, Illinois      sq. ft.

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

(3) Subsequent to year-end, on November 10, 1998, West Palm Beach Concourse Associates sold its operating investment property, The Concourse Retail Plaza, to an unrelated party for $2 million. The sale generated net proceeds of approximately $225,000, after the assumption of the outstanding first mortgage loan of approximately $1,539,000, accrued interest of approximately $4,000, net closing proration adjustments of approximately $2,000 and closing costs of approximately $230,000. The Partnership received 100% of the net proceeds in accordance with the terms of the joint venture agreement.

(4) Subsequent  to  year-end,  on  November  17,  1998,  Chicago  Colony  Square
    Associates sold its operating investment property, the Colony Square Shopping Center, to an unrelated party for $2.3 million. The sale generated net proceeds of approximately $1,014,000, after the repayment of the outstanding first mortgage loan of approximately $864,000, accrued interest of approximately $13,000 (including a prepayment penalty of $9,000), closing proration adjustments of approximately $221,000 and closing costs of approximately $188,000. The Partnership received 100% of the net proceeds in accordance with the terms of the joint venture agreement.

      The Partnership previously had an interest in HMF Associates, a joint venture which owned three multi-family apartment properties and Daniels Meadows Partnership, a joint venture which owned the Meadows on the Lakes Apartments. On June 27, 1997, HMF Associates sold the properties known as The Hunt Club Apartments located in Seattle, Washington and The Marina Club Apartments located in Des Moines, Washington to an unrelated third party for approximately $5.3 million and $3.1 million, respectively. The Partnership received net proceeds of approximately $288,000 in connection with the sale of these two assets in accordance with a discounted mortgage loan payoff agreement reached with the lender in April 1997. On September 9, 1997, HMF Associates sold the property known as The Enchanted Woods Apartments located in Federal Way, Washington to an unrelated third party for approximately $9.2 million. The Partnership received net proceeds of approximately $261,000 in connection with the sale in accordance with the discounted mortgage loan payoff agreement. On December 18, 1997, Daniel Meadows Partnership sold its operating investment property, The Meadows on the Lakes Apartments, to an unrelated party for $9.525 million. The sale generated net proceeds of approximately $4.4 million after repayment of the outstanding first mortgage loan of approximately $4.7 million and closing costs of approximately $310,000. The Partnership received 100% of the net proceeds in accordance with the terms of the joint venture agreement.

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

      Regular quarterly distributions of excess operating cash flow, which had been suspended in 1990, were reinstated during fiscal 1997. Through September 30, 1998, the Limited Partners had received cumulative cash distributions totalling approximately $18,928,000, or approximately $515 per original $1,000 investment for the Partnership's earliest investors. Of this total, $40 per original $1,000 investment represents a distribution made in February 1997 of an amount of Partnership cash reserves which exceeded expected future requirements, $50 per original investment represents a Special Capital Distribution made on August 15, 1997 to unitholders of record as of June 27, 1997 and $165 per original investment represents a special distribution made on February 13, 1998 to unitholders of record on December 18, 1997. Of the August 15, 1997 special distribution amount, $7.60 per original $1,000 investment represented net sale proceeds from the disposition of The Hunt Club Apartments and The Marina Club Apartments, $41.48 per original $1,000 investment represented proceeds from the settlements of litigation covering construction-related defects at the Hunt Club, Marina Club and Enchanted Woods properties and $0.92 per original $1,000 investment represented an additional amount of cash reserves that exceeded expected future requirements. Of the February 13, 1998 special distribution amount, $116.39 per original $1,000 investment represented net proceeds from the sale of The Meadows on the Lake Apartments, $13.52 per original $1,000 investment represented net proceeds from the sale of the Enchanted Woods Apartments and $35.09 per original $1,000 investment represented Partnership reserves that exceeded future requirements. The remaining distributions made through September 30, 1998 have been from operating cash flow of the Partnership. A substantial portion of such cash distributions has been sheltered from current taxable income. Subsequent to year-end, on December 15, 1998, the Partnership distributed approximately $1,253,000, or $33 per original $1,000 investment, which included the net proceeds from the sales of The Concourse Retail Plaza ($5.92 per Unit) and the Colony Square Shopping Center ($26.69 per
Unit) and an amount of reserves that  exceeded  future  requirements  ($0.39 per
Unit).

      The loss of the Concourse Office Towers to foreclosure in fiscal 1993 and the minimal proceeds from the sale of the three properties owned by HMF Associates means that the Partnership will be unable to return the full amount of the original invested capital to the Limited Partners. The two office towers represented 28% of the Partnership's original investment portfolio. The three apartment complexes owned by HMF Associates comprised another 13% of the original investment portfolio. The amount of capital which will be returned will depend upon the proceeds received from the final liquidation of the remaining investment. The amount of such proceeds will ultimately depend upon the value of the underlying investment property at the time of its final disposition, which cannot be determined with certainty at the present time. The Partnership is currently focusing on potential disposition strategies for the remaining investment in its portfolio. Although no assurances can be given, it is currently contemplated that the sale of the Partnership's Colony Apartments investment could be completed during the first half of calendar year 1999. The sale of the remaining property would be followed by an orderly liquidation of the Partnership.

      Colony Apartments is located in a real estate market in which it faces significant competition for the revenues it generates. It competes with numerous projects of similar types generally on the basis of price, location and amenities as well as with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition in all parts of the country over the past several years. However, the impact of the competition from the single-family home market has been offset by the lack of significant new construction activity in the multi-family apartment market over most of this period. Over the past 2 years, development activity for multi-family properties in many markets has escalated significantly.

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

Item 2. Properties

      As of September 30, 1998, the Partnership owned interests in three operating properties through joint venture partnerships. The joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

      Occupancy figures of each fiscal quarter during 1998, along with an average for the year, are presented below for each property.

                                           Percent Occupied At
                              -------------------------------------------------
                                                                       Fiscal
                                                                       1998
                              12/31/97   3/31/98    6/30/98   9/30/98  Average
                              --------   -------    -------   -------  -------

The Colony Apartments            97%      97%        97%       97%       97%

The Concourse Retail Plaza       90%      90%        34%       34%       62%

Colony Square Shopping Center   100%      92%        92%       92%       94%

Item 3.  Legal Proceedings

      The Partnership is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At September 30, 1998 there were 2,228 record holders of Units in the Partnership. There is no public market for the resale of Units, and it is not anticipated that a public market for the Units will develop. Upon request, the Managing General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The Managing General Partner will not redeem or repurchase Units.

      Reference is made to Item 6 below for a discussion of the amount of cash distributions made to the Limited Partners during fiscal 1998.

Item 6.  Selected Financial Data
                 Paine Webber Income Properties Seven Limited Partnership
                            (In thousands except per unit data)

                                   1998           1997            1996        1995        1994
                                   ----           ----            ----        ----        ----

Revenues                           $   968        $    808        $   773     $   835     $   561

Operating loss                     $  (514) (2)   $ (1,214) (1)   $  (128)    $  (101)    $  (401)

Partnership's share of
  unconsolidated  ventures'
  income (losses)                  $   966        $     36        $  (276)    $(1,100)    $(1,592)

Partnership's share of gains on
  sale of operating investment
  properties                       $ 4,591        $  4,210              -           -           -

Income (loss) before
  extraordinary gain               $ 5,048        $  3,033        $  (404)    $(1,200)    $(1,992)

Partnership's share of
 extraordinary gain from
 settlement of debt obligations          -        $  7,463              -     $ 1,600           -

Net income (loss)                  $ 5,048        $ 10,496        $  (404)    $   400     $(1,992)

Per Limited Partnership Unit:
  Income (loss) before
  extraordinary gain               $131.57        $  79.04        $(10.53)    $(31.29)    $(51.90)

  Partnership's share of
  extraordinary gain
  from settlement of
  debt obligations                       -        $ 194.50              -     $ 41.72           -

  Net income (loss)                $131.57        $ 273.54        $(10.53)    $ 10.43     $(51.90)

  Cash distributions
    from operations                $ 22.30        $  18.25              -           -           -

  Cash distributions from
    capital transactions           $165.00        $  90.00              -           -           -

Total assets                       $ 4,656        $  6,789       $  8,852     $ 7,148     $ 6,347

Mortgage notes payable             $ 1,550        $  1,614       $  1,671     $ 1,723     $ 2,499


(1) The Partnership's operating loss for the year ended September 30, 1997 includes an impairment loss of $1,000,000 related to the consolidated Concourse Retail Plaza. See Note 2 to the accompanying financial statements for a further discussion of this writedown.

(2) The Partnership's operating loss for the year ended September 30, 1998 includes an impairment loss of $418,000 related to the consolidated Concourse Retail Plaza. See Note 2 to the accompanying financial statements for a further discussion of this writedown.

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

Liquidity and Capital Resources
-------------------------------

      The Partnership offered units of limited partnership interests to the public from May 14, 1985 to May 13, 1986 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $37,969,000 were received by the Partnership, and after deducting selling expenses and offering costs, approximately $32,602,000 was invested in five joint venture partnerships which owned seven operating properties, comprised of five multi-family apartment complexes, one mixed-use office and retail property and one shopping center. During fiscal 1997 three of the multi-family properties were sold. A fourth multi-family property was sold on December 18, 1997. In addition, subsequent to year-end, on November 10, 1998, the retail portion of the Concourse property was sold. As previously reported, the office portion of this mixed-use property had been lost through foreclosure proceedings on December 17, 1992. In addition, the Colony Square Shopping Center property was sold on November 17, 1998. Subsequent to these transactions, the Partnership has only one remaining real estate investment, the Colony Apartments. The Partnership does not have any commitments for additional investments but may be called upon to fund its share of operating deficits or capital needs of its existing investment in accordance with the joint venture agreement.

      As previously reported, in early fiscal 1997 the Partnership and its co-venture partner had received unsolicited offers from prospective purchasers to acquire The Meadows on the Lake Apartments, located in Birmingham, Alabama. After carefully reviewing the offers, the Partnership determined that the property should sell at a higher price and directed the co-venture partner to market the property for sale. During the fourth quarter of fiscal 1997, several offers were received. One of these offers was from a qualified buyer and met the Partnership's sale criteria. This offer was accepted by the Partnership and its co-venture partner; however, a sale agreement could not be finalized with this prospective buyer. Negotiations were then undertaken with one of the other potential buyers, resulting in a purchase and sale agreement which was signed on November 12, 1997. On December 18, 1997, The Meadows on the Lake Apartments was sold to an unrelated third party for $9.525 million. The sale generated net proceeds of approximately $4.4 million, after repayment of the outstanding first mortgage loan of approximately $4.7 million and closing costs of approximately $310,000. The Partnership received 100% of the net proceeds in accordance with the terms of the joint venture agreement. The Partnership made a special distribution to the Limited Partners totalling approximately $6,265,000, or $165 per original $1,000 investment, on February 13, 1998. Of this amount, $116.39 per original $1,000 investment represented the net proceeds from the sale of The Meadows on the Lake Apartments, $13.52 per original $1,000 investment represented net proceeds from the disposition of the Enchanted Woods Apartments, which was sold on September 9, 1997, and $35.09 per original $1,000 investment represented Partnership reserves that exceeded expected future requirements.

      As previously reported, the Partnership had reviewed its options for The Concourse Retail Plaza at the beginning of fiscal 1998 and determined that it was the appropriate time to market the property for sale. For the past several years, 80% of the Plaza's 30,473 square feet has been leased to four restaurant operators which have performed poorly. One of these restaurant tenants was paying rent on space that was vacated in 1996 under a lease that can be terminated in July 1999. Two other of these restaurant tenants closed their operations at the property during the quarter ended September 30, 1998 as a result of poor sales. One of the options reviewed for the property was the development of a leasing plan that would put an emphasis on a greater mixture of office and retail uses. This would have involved the likely conversion of one of the larger restaurant out parcel buildings into professional/service office space. Another option was to market the property for sale currently, with the net proceeds from any such potential sale transaction being carefully evaluated in comparison to the risks of holding the property and completing the conversion. The Partnership decided on the second option and began marketing the property for sale. During the second quarter of fiscal 1998, the Partnership initiated discussions with area real estate firms concerning potential marketing strategies for selling The Concourse and solicited marketing proposals from several of these firms. After reviewing their respective proposals and conducting interviews to determine their expertise and track record in selling properties similar to The Concourse, the Partnership selected a Florida-based firm. During the third quarter, a marketing package was finalized and comprehensive sale efforts began in early May. On August 14, 1998, a purchase and sale agreement was signed with an unrelated third party. Subsequent to year-end, on November 10, 1998, West Palm Beach Concourse Associates sold The Concourse Retail Plaza property to this unrelated party for $2 million. The sale generated net proceeds of approximately $225,000, after the assumption of the outstanding first mortgage loan of approximately $1,539,000, accrued interest of approximately $4,000, net closing proration adjustments of approximately $2,000 and closing costs of approximately $231,000. The Partnership received 100% of the net proceeds in accordance with the terms of the joint venture agreement. The mortgage loan, which was assumable, contains a prohibition on prepayment through January 10, 2000. As a result, any sale transaction completed prior to such date had to involve an assumption of this mortgage loan which carries an interest rate of 11.12% per annum. The sale price was discounted to reflect this above-market interest rate. Nonetheless, the Managing General Partner believed that a current sale was in the best interests of the Limited Partners. As discussed further below, the Partnership has recorded an impairment writedown of $418,000 in fiscal 1998 to reflect the net proceeds received from the sale subsequent to year-end.

      As previously reported, the Partnership and its co-venture partner had begun exploring potential opportunities for the sale of the Colony Square property in early fiscal 1998. As part of that plan, discussions were held with real estate brokerage firms with a specialty in small retail centers like Colony Square. During the third quarter of fiscal 1998, the Partnership and its co-venture partner selected a real estate brokerage firm to begin marketing this asset for sale. Subsequently, an offer was received to purchase the Colony Square Shopping Center from a prospective third-party buyer that met the Partnership's and co-venture partner's sale criteria. A purchase and sale agreement was signed on July 9, 1998 with this prospective buyer. On November 17, 1998, Chicago Colony Square Associates sold the Colony Square Shopping Center to this unrelated party for $2.3 million. The sale generated net proceeds of approximately $1,014,000, after the repayment of the outstanding first mortgage loan of approximately $864,000, accrued interest of approximately $13,000 (including a prepayment penalty of $9,000), closing proration adjustments of approximately $221,000 and closing costs of approximately $188,000. The Partnership received 100% of the net proceeds in accordance with the terms of the joint venture agreement. As a result of the sales of The Concourse Retail Plaza and Colony Square Shopping Center, a Special Distribution of approximately $1,253,000, or $33 per original $1,000 investment, was made on December 15, 1998. Of this total, $5.92 represented net proceeds from the sale of The Concourse Retail Plaza, $26.69 represented net proceeds from the sale of Colony Square Shopping Center and $0.39 represented Partnership reserves that exceeded future requirements.

      With the sales of The Concourse and Colony Square, the Partnership now has one remaining real estate investment, the Colony Apartments, a 783-unit complex located in Mount Prospect, Illinois. The occupancy level at Colony Apartments averaged 97% for fiscal 1998, up from the average occupancy level of 96% for the prior fiscal year. In addition, the average monthly rental rate per apartment unit has increased by approximately 4% over the past twelve months. With the improvements in the apartment segment of the real estate market and the strong local job market in this northwest Chicago suburb, the Partnership and its co-venture partner decided to market the Colony Apartments for sale during the third quarter of fiscal 1998. A national real estate firm was selected to market the property and comprehensive sale efforts began in late June. As a result of these sale efforts, ten offers were received. As part of the Partnership's sale efforts to reduce the prospective buyers' due diligence work and the time required to complete it, updated operating reports as well as building evaluation and environmental information of the property were provided to the top six prospective buyers, who were asked to submit best and final offers and did so. Subsequent to year-end, the Partnership and its co-venture partner selected an offer and are currently negotiating a purchase and sale agreement. The Partnership currently expects to have a signed purchase and sale agreement by January 31, 1999 and to close on the sale transaction shortly thereafter. This should allow the Partnership to complete a liquidation of the Partnership by March 31, 1999. However, since the sale of the Colony Apartments property remains contingent upon, among other things, negotiation of a definitive sales agreement and satisfactory completion of the buyer's due diligence, there are no assurances that the sale of the final asset and the liquidation of the Partnership will be completed within this time frame.

      At September 30, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $1,530,000. Such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses, distributions to partners, as discussed further above, and the funding of operating deficits or capital improvements of the remaining joint venture, in accordance with the terms of the joint venture agreement. The source of future liquidity and distributions to the partners is expected to be from available net cash flow generated by the operations of the Partnership's investment property and from the net proceeds from the sale or refinancing of such property. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

      As noted above, the Partnership expects to be liquidated by the end of calendar year 1999. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
1998 Compared to 1997
---------------------

      The Partnership reported net income of $5,048,000 for the year ended September 30, 1998, as compared to net income of $10,496,000 for the prior year. This unfavorable change in the Partnership's net operating results is primarily attributable to the gains recognized by the Partnership in fiscal 1997 on the sales of the Hunt Club, Marina Club and the Enchanted Woods Apartments and the related extraordinary gains from settlement of debt obligations. The Partnership recognized gains from the forgiveness of indebtedness in connection with the sales of the Enchanted Woods, Hunt Club and Marina Club properties in the aggregate amount of $7,463,000 as a result of the fiscal 1997 sale transactions and the discounted loan payoff agreement with the lender. The venture also recognized gains in the aggregate amount of $4,210,000 for the amount by which the sales prices, net of closing costs, exceeded the net carrying values of the operating investment properties. During fiscal 1998, the Partnership recognized a gain of $4,591,000 on the sale of the Meadows on the Lake Apartments.

     The impact of the fiscal 1997 extraordinary gains from forgiveness of debt was partially offset by an increase in the Partnership's share of unconsolidated ventures' income of $930,000 and a decrease in the Partnership's operating loss of $700,000 in fiscal 1998. The favorable change in the Partnership's share of unconsolidated ventures' income is primarily attributable to the sale of the properties owned by the HMF joint venture during the third and fourth quarters of fiscal 1997. The HMF joint venture had been generating sizable operating losses prior to the sales of its assets. In addition, net income increased by $349,000 at the Colony Apartments joint venture for the current year mainly due to an increase in rental income as a result of the improved occupancy and rental rates discussed further above.

      The decrease in the Partnership's operating loss was primarily attributable to a $582,000 decrease in the impairment loss recognized by the consolidated Concourse Retail Plaza in the current year. The Partnership recognized an impairment loss of $418,000 during fiscal 1998 in order to write down the net carrying value of the Concourse property to $1,769,000, which is equal to the $2 million sales price for the property on November 10, 1998 less selling costs of $231,000. An impairment loss of $1,000,000 had been recorded by the consolidated venture in fiscal 1997 to write down the property to management's estimate of its then current market value. An increase in interest and other income of $158,000 as well as a decrease in depreciation expense of $47,000 also contributed to the reduction in the Partnership's operating loss for fiscal 1998. The increase in interest and other income was attributable to the receipt of a residual cash distribution from the HMF joint venture of $272,000 in the current year in connection with the final liquidation of the joint venture. The reduction in depreciation expense was attributable to the decrease in the asset value of the consolidated operating investment property as a result of the impairment write down recognized at the end of fiscal 1997. An increase of $64,000 in interest expense in fiscal 1998 partially offset the favorable changes in the Partnership's operating loss. The increase in interest expense was the result of the write-off of the unamortized balance of the deferred financing costs related to the consolidated Concourse joint venture in the current year due to the subsequent sale of the venture's operating property.

1997 Compared to 1996
---------------------

      The Partnership reported net income of $10,496,000 for the year ended September 30, 1997, as compared to a net loss of $404,000 in fiscal 1996. This favorable change in the Partnership's net operating results was primarily attributable to the gains recognized by the Partnership on the sale of the Hunt Club, Marina Club and the Enchanted Woods Apartments and the related extraordinary gains from settlement of debt obligations, as discussed further above. The HMF joint venture recognized gains from the forgiveness of indebtedness in connection with the sales of the Enchanted Woods, Hunt Club and Marina Club properties in the aggregate amount of $7,552,000 as a result of the fiscal 1997 sale transactions. The venture also recognized gains in the aggregate amount of $4,291,000 for the amount by which the sales prices, net of closing costs, exceeded the net carrying values of the operating investment properties. The Partnership's share of such gains totalled approximately $7,463,000 and $4,210,000, respectively. The Partnership's net loss, prior to the effect of these gains, increased by $773,000 for the year ended September 30, 1997 mainly as a result of the impairment loss of $1,000,000 recognized on the Concourse operating property in fiscal 1997, as discussed further above. The impact of the impairment loss was partially offset as a result of the Partnership realizing income of $36,000 from its share of unconsolidated ventures' operations in fiscal 1997 as compared to losses of $276,000 during fiscal 1996.

      The favorable change in the operations of the unconsolidated joint ventures was primarily a result of the sale of the HMF Associates properties during fiscal 1997. HMF Associates had been generating net losses from operations prior to the sale transactions. The elimination of the net losses from HMF Associates was partially offset by the recognition of a gain on settlement of insurance proceeds by the Meadows joint venture during fiscal 1996 of $197,000. This gain was recognized due to a change in the original estimate for the completion of required structural repairs to the Meadows on the Lake Apartments.

      An increase in bad debt expense of the consolidated Concourse Retail Plaza of $61,000 and an increase in management fee expense of $58,000 also contributed to the increase in the Partnership's net loss prior to the effect of the HMF gains in fiscal 1997. Bad debt expense increased due to a financially troubled tenant at Concourse defaulting on a previous workout arrangement during fiscal 1997. Management fee expense increased due to the reinstatement of distributions during fiscal 1997, upon which management fees are based. The increases in bad debt expense and management fee expense were partially offset by an increase in interest and other income of $23,000. Interest and other income increased primarily as a result of a larger average outstanding balance of cash and cash equivalents during fiscal 1997 prior to the distribution of excess reserves to the Limited Partners in February 1997.

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

      The Partnership's operating loss increased by $27,000 when compared to fiscal 1995 primarily due to a $88,000 decrease in interest income and a slight increase in the net loss of the consolidated Concourse joint venture which were partially offset by a decrease in the Partnership's general and administrative expenses. The Partnership's interest income decreased by $88,000 due to the recognition in fiscal 1995 of $175,000 of previously unrecorded interest received on an optional loan to a joint venture which was repaid in fiscal 1995. Interest income without the effect of this optional loan repayment increased by $87,000 in fiscal 1996 as a result of higher average outstanding cash balances during fiscal 1996. General and administrative expenses decreased by $79,000 primarily due to additional professional fees incurred in fiscal 1995 associated with an independent valuation of the Partnership's portfolio of real estate assets and legal fees associated with the Concourse refinancing transaction. The net loss of the consolidated Concourse joint venture increased by $6,000 in fiscal 1996 primarily due to a bad debt of $89,000 recognized in fiscal 1996 in connection with a rental obligation forgiveness. The fiscal 1996 bad debt expense was partially offset by a $20,000 decrease in interest expense, a $16,000 decline in property operating expenses, a $5,000 reduction in real estate taxes and a $10,000 decrease in depreciation expense. Interest expense decreased by $20,000 due to the lower interest rate on the venture's first mortgage loan which was refinanced in January 1995.

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

      Effect of Uninsured Loss. The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its remaining property with insured limits and policy specifications that management believes are customary for similar properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management's judgment, not economically insurable. Should an uninsured loss occur, the Partnership could lose both its invested capital in and anticipated profits from the property.

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

      The Partnership is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at its remaining property that it believes will involve any expenditure which would be material to the Partnership, nor is the Partnership aware of any environmental condition with respect to any of its properties that it believes will involve any such material expenditure. However, there can be no assurance that any non-compliance, liability, claim or expenditure will not arise in the future.

      Competition. The financial performance of the Partnership's remaining real estate investment will be significantly impacted by the competition from comparable properties in its local market area. The occupancy levels and rental rates achievable at the property are largely a function of supply and demand in the market. In many markets across the country, development of new multi-family properties has increased significantly over the past 2 years. Existing apartment properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. There are no assurances that these competitive pressures will not adversely affect the operations and/or market value of the Partnership's remaining investment property in the future.

      Impact of Joint Venture Structure. The ownership of the remaining investment through a joint venture partnership could adversely impact the timing of the Partnership's planned disposition of the remaining asset and the amount of proceeds received from such a disposition. It is possible that the Partnership's co-venture partner could have economic or business interests which are inconsistent with those of the Partnership. Given the rights which both parties have under the terms of the joint venture agreement, any conflict between the partners could result in delays in completing a sale of the related operating property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price.

      Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining asset is critical to the Partnership's ability to realize the estimated fair market value of such property at the time of its final disposition. Demand by buyers of multi-family apartment properties is affected by many factors, including the size, quality, age, condition and location of the subject property, the quality and stability of the tenant roster, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

Inflation
---------

      The Partnership completed its thirteenth full year of operations in fiscal 1998 and the effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

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

      (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                      Date
                                                                      elected
      Name                      Office                      Age       to Office
      ----                      ------                      ---       ---------

Bruce J. Rubin          President and Director              39        8/22/96
Terrence E. Fancher     Director                            45        10/10/96
Walter V. Arnold        Senior Vice President and
                          Chief Financial Officer           51        10/29/85
David F. Brooks         First Vice President and
                          Assistant Treasurer               56        1/15/85*
Timothy J. Medlock      Vice President and Treasurer        37        6/1/88
Thomas W. Boland        Vice President and Controller       36        12/1/91

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 1998, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

      The directors and officers of the Partnership's Managing General Partner receive no direct remuneration from the Partnership. The Partnership is required to pay certain fees to the Adviser, and the General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described under Item 13.

      Regular quarterly distributions to the Partnership's Unitholders were suspended from fiscal 1990 through fiscal 1996. Distributions were reinstated at an annual rate of 2.5% on remaining invested capital effective for the first quarter of fiscal 1997. Distributions were increased to an annual rate of 2.65% for the fourth quarter of fiscal 1997 and increased again to an annual rate of 2.75% effective for the second quarter of fiscal 1998. However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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

      All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to the Adviser, as an asset management fee. Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee (3% of adjusted cash flow, as defined in the Partnership Agreement) and an incentive management fee (2% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contributions), in addition to the asset management fee described above, for services rendered. Basic and asset management fees totalling $61,000 were earned by the Adviser for the year ended September 30, 1998.

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended September 30, 1998 is $88,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $8,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended September 30, 1998. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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

    (b) No Current Reports on Form 8-K were filed during the last quarter of fiscal 1998. Current Reports on Form 8-K dated November 10, 1998 and November 17, 1998 were filed subsequent to year-end to report the sales of The Concourse Retail Plaza and the Colony Square Shopping Center, respectively, and are hereby incorporated herein by reference.

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

                      PAINE WEBBER INCOME PROPERTIES SEVEN
                               LIMITED PARTNERSHIP


                                  By:  Seventh Income Properties Fund, Inc.
                                       ------------------------------------
                                       Managing General Partner



                                  By:  /s/ Bruce J. Rubin
                                       ------------------
                                       Bruce J. Rubin
                                       President and Chief Executive Officer



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

Dated:   January 13, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.




By:/s/ Bruce J. Rubin                           Date:  January 13, 1999
   -----------------------                             ----------------
   Bruce J. Rubin
   Director





By:/s/ Terrence E. Fancher                      Date:  January 13, 1999
   -----------------------                             ----------------
   Terrence E. Fancher
   Director

                           ANNUAL REPORT ON FORM 10-K
                                  Item 14(a)(3)

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP


                                INDEX TO EXHIBITS


                                                              Page Number in the Report
Exhibit No.         Description of Document                   or Other Reference
-----------         -----------------------                   -------------------------

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


(13)                Annual Reports to Limited Partners        No Annual Report for the year
                                                              ended September 30, 1998 has
                                                              been sent to the Limited Partners.
                                                              An Annual Report will be sent to
                                                              the Limited Partners subsequent to
                                                              this filing.

(21)                List of Subsidiaries                      Included in Item 1 of Part I of this
                                                              Report Page I-1, to which reference
                                                              is hereby made.

(27)                Financial Data Schedule                   Filed as last page of EDGAR
                                                              submission following the Financial
                                                              Statements and Financial Statement
                                                              Schedule as required by Item 14.


                           ANNUAL REPORT ON FORM 10-K
                        Item 14(a) (1) and (2) and 14(d)

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                      Reference
                                                                      ---------

Paine Webber Income Properties Seven Limited Partnership:

      Report of independent auditors                                     F-2

      Consolidated balance sheets as of September 30, 1998 and 1997      F-3

      Consolidated statements of operations for the years ended
        September 30, 1998, 1997 and 1996                                F-4

      Consolidated statements of changes in partners' capital (deficit)
        for the years ended September 30, 1998, 1997 and 1996            F-5

      Consolidated statements of cash flows for the years ended
         September 30, 1998, 1997 and 1996                               F-6

      Notes to consolidated financial statements                         F-7

      Schedule III - Real estate and accumulated depreciation            F-19

Combined Joint Ventures of Paine Webber Income Properties Seven Limited
Partnership:

      Report of  independent auditors                                    F-20

      Combined balance sheets as of September 30, 1998 and 1997          F-21

      Combined  statements of operations and changes in venturers'
        capital (deficit) for the years ended September 30, 1998,
        1997 and 1996                                                    F-22

      Combined statements of cash flows for the years ended September
        30, 1998, 1997 and 1996                                          F-23

      Notes to combined financial statements                             F-24

      Schedule III - Real estate and accumulated depreciation            F-31


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

                         REPORT OF INDEPENDENT AUDITORS






The Partners of
Paine Webber Income Properties Seven Limited Partnership:

      We have audited the accompanying consolidated balance sheets of Paine Webber Income Properties Seven Limited Partnership as of September 30, 1998 and 1997, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paine Webber Income Properties Seven Limited Partnership at September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                           /s/ERNST & YOUNG LLP
                                           --------------------
                                              ERNST & YOUNG LLP


Boston, Massachusetts
December 18, 1998

                      PAINE WEBBER INCOME PROPERTIES SEVEN
                               LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1998 and 1997
                     (In thousands, except per Unit amounts)

                                     ASSETS
                                                            1998         1997
                                                            ----         ----
Operating investment property:
   Land                                                  $    391    $    486
   Buildings and improvements                               2,421       2,990
   Equipment and fixtures                                      61          75
                                                         --------    --------
                                                            2,873       3,551
   Less accumulated depreciation                           (1,104)     (1,257)
                                                         --------    --------
                                                            1,769       2,294

Investments in unconsolidated ventures, at equity           1,239       1,406
Cash and cash equivalents                                   1,530       2,856
Escrowed funds                                                 76          72
Accounts receivable, net                                        8          26
Deferred expenses, net of accumulated amortization
   of $75 in 1997                                               -         103
Other assets                                                   34          32
                                                          -------    --------
                                                          $ 4,656    $  6,789
                                                          =======    ========

                        LIABILITIES AND PARTNERS' CAPITAL

Mortgage note payable                                     $ 1,550    $  1,614
Accounts payable and accrued expenses                          90          84
Accounts payable - affiliates                                   7           7
Accrued interest payable                                       14          15
Accrued real estate taxes                                      62          58
Other liabilities                                               4           9
                                                          --------    --------
      Total liabilities                                     1,727       1,787

Partners' capital:
  General Partners:
   Capital contributions                                        1           1
   Cumulative net loss                                       (312)       (365)
   Cumulative cash distributions                             (298)       (289)

  Limited Partners ($1,000 per Unit;
     37,969 Units issued):
   Capital contributions, net of offering costs            33,529      33,529
   Cumulative net loss                                    (11,063)    (16,058)
   Cumulative cash distributions                          (18,928)    (11,816)
                                                         --------    --------
      Total partners' capital                               2,929       5,002
                                                         --------    --------
                                                         $  4,656    $  6,789
                                                         ========    ========




                             See accompanying notes.

                      PAINE WEBBER INCOME PROPERTIES SEVEN
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the years ended September 30, 1998, 1997 and 1996
                     (In thousands, except per Unit amounts)

                                                 1998        1997       1996
                                                 ----        ----       ----
Revenues:
   Rental income and expense recoveries      $    537     $   535     $   523
   Interest and other income                      431         273         250
                                             --------     -------     -------
                                                  968         808         773

Expenses:
   Loss on impairment of operating
     investment property                          418       1,000           -
   Mortgage interest                              252         188         195
   Property operating expenses                    102          92         103
   Depreciation expense                           107         154         139
   Real estate taxes                               84          80          77
   General and administrative                     285         287         285
   Bad debt expense                               147         150          89
   Management fee expense                          61          58           -
   Amortization expense                            26          13          13
                                             --------     -------     -------
                                                1,482       2,022         901
                                             --------     -------     -------
Operating loss                                   (514)     (1,214)       (128)

Partnership's share of unconsolidated
   ventures' income (losses)                      966          36        (276)

Partnership's share of gains on sale of
   operating investment properties              4,591       4,210           -

Venture partner's share of consolidated
   venture's operations                             5           1           -
                                             --------     -------     -------

Income (loss) before extraordinary gain         5,048       3,033        (404)

Partnership's share of extraordinary gain
   from settlement of debt obligations              -       7,463           -
                                             --------     -------     -------
Net income (loss)                            $  5,048     $10,496     $  (404)
                                             ========     =======     =======

Net income (loss) per Limited
  Partnership Unit:
   Income (loss) before extraordinary
     gain                                    $ 131.57     $ 79.04     $(10.53)
   Partnership's share of extraordinary
     gain from settlement of debt
     obligations                                    -      194.50           -
                                             --------     -------     -------
   Net income (loss)                         $ 131.57     $273.54     $(10.53)
                                             ========     =======     =======

Cash distributions per Limited
  Partnership Unit                           $ 187.30     $108.25     $     -
                                             ========     =======     =======

      The above per Limited Partnership Unit information is based upon the 37,969 Limited Partnership Units outstanding during each year.

                             See accompanying notes.

                      PAINE WEBBER INCOME PROPERTIES SEVEN
                               LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              For the years ended September 30, 1998, 1997 and 1996
                                 (In thousands)

                                      General     Limited
                                      Partners    Partners       Total
                                      --------    --------       -----


Balance at September 30, 1995         $  (752)    $   (221)    $    (973)

Net loss                                   (4)        (400)         (404)
                                      -------     --------     ---------

Balance at September 30, 1996            (756)        (621)       (1,377)

Net income                                110       10,386        10,496

Cash distributions                         (7)      (4,110)       (4,117)
                                      -------     --------     ---------

Balance at September 30, 1997            (653)       5,655         5,002

Net income                                 53        4,995         5,048

Cash distributions                         (9)      (7,112)       (7,121)
                                      -------     --------     ---------

Balance at September 30, 1998         $  (609)    $  3,538     $   2,929
                                      =======     ========     =========

























                             See accompanying notes.

                      PAINE WEBBER INCOME PROPERTIES SEVEN
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended September 30, 1998, 1997 and 1996
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                             1998        1997          1996
                                                             ----        ----          ----

Cash flows from operating activities:
  Net income (loss)                                         $  5,048     $  10,496     $  (404)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Loss on impairment of operating investment property           418         1,000           -
   Depreciation and amortization                                 133           167         152
   Amortization of deferred financing costs                       77             6           6
   Partnership's share of unconsolidated ventures'
     income (losses)                                            (966)          (36)        276
   Venture partner's share of consolidated venture's
     operations                                                   (5)           (1)          -
   Partnership's share of gains on sale
       of operating investment properties                     (4,591)       (4,210)          -
   Partnership's share of extraordinary gain
       from settlement of debt obligations                         -        (7,463)          -
   Changes in assets and liabilities:
     Escrowed funds                                               (4)            2           1
     Accounts receivable                                          18            81         (23)
     Accounts receivable - affiliates                              -             2           -
     Other assets                                                 (2)            -           -
     Accounts payable - affiliates                                 -             7           -
     Accounts payable and accrued expenses                         6            23          24
     Accrued interest payable                                     (1)            -          (1)
     Accrued real estate taxes                                     4            (1)         (1)
                                                            --------     ---------     -------
        Total adjustments                                     (4,913)      (10,423)        434
                                                            --------     ---------     -------
        Net cash provided by operating activities                135            73          30
                                                            --------     ---------     -------

Cash flows from investing activities:
  Additions to operating investment property                       -             -         (25)
  Distributions from unconsolidated joint ventures             5,724         1,890       1,862
                                                            --------     ---------     -------
        Net cash provided by investing activities              5,724         1,890       1,837
                                                            --------     ---------     -------

Cash flows from financing activities:
  Repayment of mortgage notes payable                            (64)          (57)        (52)
  Distributions to partners                                   (7,121)       (4,117)          -
                                                            --------     ---------     -------
        Net cash used in financing activities                 (7,185)       (4,174)        (52)
                                                            --------     ---------     --------

Net (decrease) increase in cash and cash equivalents          (1,326)       (2,211)      1,815

Cash and cash equivalents, beginning of year                   2,856         5,067       3,252
                                                            --------     ---------     -------
Cash and cash equivalents, end of year                      $  1,530     $   2,856     $ 5,067
                                                            ========     =========     =======

Cash paid during the year for interest                      $    176     $     182     $   190
                                                            ========     =========     =======


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

      The Partnership originally invested the net proceeds of the public offering, through five joint venture partnerships, in seven operating properties, comprised of five multi-family apartment complexes, one mixed-use office and retail property and one shopping center. During fiscal 1997, three of the multi-family properties were sold. A fourth multi-family property was sold on December 18, 1997. In addition, subsequent to the end of fiscal 1998, on November 10, 1998, the retail portion of the Concourse property was sold. The office portion of this mixed-use property had been lost through foreclosure proceedings on December 17, 1992. The shopping center property was also sold subsequent to year-end, on November 17, 1998. Subsequent to these transactions, the Partnership has only one remaining real estate investment, the Colony Apartments. See Notes 4 and 5 for a description of these transactions and of the remaining real estate investment. The Partnership is currently focusing on potential disposition strategies for the remaining investment in its portfolio. Although no assurances can be given, it is currently contemplated that the sale of the Partnership's Colony Apartments investment could be completed during the first half of calendar year 1999. The sale of the remaining property would be followed by an orderly liquidation of the Partnership.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1998 and 1997 and revenues and expenses for each of the three years in the period ended September 30, 1998. Actual results could differ from the estimates and assumptions used.

      As of September 30, 1998, the accompanying consolidated financial statements include the Partnership's investments in three joint venture partnerships (four at September 30, 1997) which own operating investment properties. Except as described below, the Partnership accounts for its investments in joint venture partnerships using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the venture is carried at cost adjusted for the Partnership's share of the venture's earnings or losses and distributions. See Note 5 for a description of these unconsolidated joint venture partnerships.

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

      The operating investment property owned by the consolidated joint venture is carried at cost, net of accumulated depreciation and certain guaranteed payments, or an amount less than cost if indicators of impairment are present in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was adopted in fiscal 1997. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Partnership generally assesses indicators of impairment by a review of independent appraisal reports on the operating investment property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis. During fiscal 1997, the independent appraisal of the Concourse operating investment property indicated that certain operating assets, consisting of land, buildings and improvements, and equipment and fixtures were impaired. In accordance with SFAS No. 121, the consolidated Concourse joint venture recorded a reduction in the net carrying value of such assets amounting to $1,000,000 relating to the land ($212,000), buildings and improvements ($1,304,000), equipment and fixtures ($32,000) and accumulated depreciation ($548,000). During fiscal 1998, the consolidated Concourse joint venture recorded an additional reduction in the net carrying value of such assets amounting to $418,000 relating to land ($95,000), buildings and improvements ($569,000), equipment and fixtures ($14,000) and accumulated depreciation ($260,000). The resulting net carrying value of such assets of $1,769,000 equals the net proceeds after closing costs realized from the sale of the Concourse property on November 10, 1998 (see Note 4).

      Depreciation expense on the operating investment property is computed using the straight-line method over an estimated useful life of thirty years for the buildings and improvements and five years for the equipment and fixtures. Acquisition fees have been capitalized and are included in the cost of the operating investment property.

      Deferred expenses at September 30, 1997 included leasing commissions and deferred refinancing costs related to The Concourse Retail Plaza. The leasing commissions were being amortized on a straight-line basis over the terms of the related leases. The deferred refinancing costs were being amortized on the effective interest method. Amortization of deferred refinancing costs is included in interest expense on the accompanying statements of operations. Unamortized deferred expenses were written off in fiscal 1998 in connection with the subsequent sale of The Concourse Retail Plaza (see Note 4).

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

      The cash and cash equivalents and escrowed funds appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these assets approximates their fair value as of September 30, 1998 and 1997 due to the short-term maturities of these instruments. The mortgage note payable is also a financial instrument for purposes of SFAS 107. The fair value of the mortgage note payable is estimated using discounted cash flow analysis based on the current market rate for a similar type of borrowing arrangement (see Note 6).

      No provision for income taxes has been made in the accompanying financial statements as the liability for such taxes is that of the individual partners rather than the Partnership. Upon sale or disposition of the Partnership's investments, the taxable gain or the tax loss incurred will be allocated among the partners. The principal difference between the Partnership's accounting on a federal income tax basis and the accompanying financial statements prepared in accordance with generally accepted accounting principals (GAAP) relates to the methods used to determine the depreciation expense on the consolidated and unconsolidated operating investment properties. As a result of the difference in depreciation, the gains calculated upon the sale of the operating investment properties for GAAP purposes differ from those calculated for federal income tax purposes.

3.  The Partnership Agreement and Related Party Transactions
    ---------------------------------------------------------

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

      All distributable cash, as defined, for each fiscal year shall be distributed quarterly in the ratio of 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to the Adviser, as an asset management fee. The Partnership reinstated its quarterly distribution payments in fiscal 1997. Such distributions had been suspended since 1990. Under the advisory contract, the Adviser has specific management responsibilities: to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser will be paid a basic management fee (3% of adjusted cash flow, as defined in the Partnership Agreement) and an incentive management fee (2% of adjusted cash flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contributions), in addition to the asset management fee described above, for services rendered. The Adviser earned basic and asset management fees totalling $61,000 and $58,000 for the years ended September 30, 1998 and 1997, respectively. No basic or asset management fees were earned by the Adviser for the year ended September 30, 1996. No incentive management fees have been earned to date.

      Included in general and administrative expenses for the years ended September 30, 1998, 1997 and 1996 is $88,000, $86,000 and $81,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $8,000, $17,000 and $13,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1998, 1997 and 1996, respectively.

4.  Operating Investment Property
    -----------------------------

      Operating investment property at September 30, 1998 and 1997 represents the fixed assets of West Palm Beach Concourse Associates, a joint venture in which the Partnership has a controlling interest. The Partnership acquired an interest in West Palm Beach Concourse Associates (the "Joint Venture"), a Florida general partnership organized on July 31, 1985 in accordance with a joint venture agreement between the Partnership and Palm Beach Lake Associates (co-venturer), to own and operate The Concourse Towers I and II and Retail Plaza (the "Properties"). The Properties originally consisted of two office towers with 140,000 square feet of rentable space and a 30,473 rentable square foot retail plaza located in West Palm Beach, Florida. On September 14, 1990, the co-venture partner of West Palm Beach Concourse Associates assigned its general partnership interest to Seventh Income Properties Fund, Inc. ("SIPF"), the Managing General Partner of the Partnership, in return for a release from any further obligations or duties called for under the terms of the joint venture agreement. As a result, the Partnership assumed control over the affairs of the joint venture.

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

      Subsequent to the end of fiscal 1998, on November 10, 1998, West Palm Beach Concourse Associates sold its operating investment property, The Concourse Retail Plaza, to an unrelated party for $2 million. The sale generated net proceeds of approximately $225,000, after the assumption of the outstanding first mortgage loan of approximately $1,539,000, accrued interest of approximately $4,000, net closing proration adjustments of approximately $2,000 and closing costs of approximately $230,000. The Partnership received 100% of the net proceeds in accordance with the terms of the joint venture agreement. The mortgage loan, which was assumable, contains a prohibition on prepayment through January 10, 2000. As a result, any sale transaction completed prior to such date had to involve an assumption of this mortgage loan which carries an interest rate of 11.12% per annum. The sale price was discounted to reflect this above-market interest rate. Nonetheless, the Managing General Partner believed that a current sale was in the best interests of the Limited Partners.

      The following is a summary of property operating expenses for the years ended September 30, 1998, 1997 and 1996 (in thousands):

                                                 1998       1997         1996
                                                 ----       ----         ----
     Property operating expenses:
       Repairs and maintenance                $    42     $    50      $   59
       Utilities                                    4           5           5
       Insurance                                    5           6           6
       General and administrative                  36          16          18
       Management fees                             15          15          15
                                              -------     -------      ------
                                              $   102     $    92      $  103
                                              =======     =======      ======

5.  Investments in Unconsolidated Joint Venture Partnerships
    --------------------------------------------------------

      At September 30, 1998, the Partnership had investments in two unconsolidated joint ventures (three at September 30, 1997) which owned operating investment properties. On December 18, 1997, the Daniel Meadows Partnership sold the The Meadows on the Lake Apartments. Subsequent to the end of fiscal 1998, on November 17, 1998, the Chicago Colony Square Associates sold the Colony Square Shopping Center. HMF Associates, a joint venture in which the Partnership had an interest, owned three multi-family apartment properties located in the Seattle, Washington area. On June 27, 1997, HMF Associates sold the properties known as The Hunt Club Apartments and The Marina Club Apartments, and then, on September 9, 1997, HMF Associates sold the remaining property known as The Enchanted Woods Apartments. Subsequent to the sale of Enchanted Woods, HMF Associates was liquidated. See below for a further discussion of these sale transactions. The unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements.

      Condensed combined financial statements of these joint ventures follow:

                        Condensed Combined Balance Sheets
                           September 30, 1998 and 1997
                                 (in thousands)
                                     Assets                1998        1997
                                                           ----        ----
   Current assets                                        $  3,193     $ 3,445
   Operating investment properties, net                    17,840      22,481
   Other assets, net                                          135         238
                                                         --------     -------
                                                         $ 21,168     $26,164
                                                         ========     =======

                   Liabilities and Partners' Capital (Deficit)
                   -------------------------------------------

   Current liabilities                                   $  3,434     $ 3,069
   Long-term debt, less current portion                    17,138      22,185
   Partnership's share of combined capital (deficit)          795       1,167
   Co-venturers' share of combined capital (deficit)         (199)       (257)
                                                         --------     -------
                                                         $ 21,168     $26,164
                                                         =========    =======

                   Reconciliation of Partnership's Investment
                   ------------------------------------------


                                                             1998        1997
                                                             ----        ----

   Partnership's share of combined capital
     (deficit), as shown above                           $    795    $  1,167
   Prepaid distributions to Partnership                         -         (76)
   Partnership's share of distributions payable
      to venturers                                            427         168
   Excess basis due to investment in ventures, net (1)         17         147
                                                         --------    --------
     Investment in unconsolidated ventures, at equity    $  1,239    $  1,406
                                                         ========    ========

    (1) At September 30, 1998 and 1997, the Partnership's investment exceeded its share of the joint venture partnerships' capital accounts by approximately $17,000 and $147,000, respectively. This amount, which relates to certain expenses incurred by the Partnership in connection with acquiring its joint venture investments, is being amortized over the estimated useful life of the investment properties.

                    Condensed Combined Summary of Operations
             For the years ended September 30, 1998, 1997 and 1996
                                 (in thousands)

                                                1998         1997        1996
                                                ----         ----        ----

   Rental revenues and expense recoveries    $  7,348   $  10,391    $ 10,372
   Interest and other income                      315         466         521
   Gain on insurance settlement                     -           -         197
                                             --------   ---------    --------
                                                7,663      10,857      11,090

   Mortgage interest                            1,532       3,652       3,961
   Property operating expenses                  3,642       5,539       5,609
   Depreciation and amortization                1,109       1,649       1,780
                                             --------   ---------    --------
                                                6,283      10,840      11,350
                                             --------   ---------    --------
   Operating income (loss)                      1,380          17        (260)

   Gain on sale of operating investment
     properties                                 4,992       4,291           -
   Income (loss) before extraordinary gain      6,372       4,308        (260)

   Extraordinary gain from settlement of
    debt obligations                                -       7,552           -
                                             --------   ---------    --------
   Net income (loss)                         $  6,372   $  11,860    $   (260)
                                             ========   =========    ========

   Net income (loss):
     Partnership's share of combined
       net income (loss)                     $ 5,687    $  11,746    $   (269)
     Co-venturers' share of combined
       net income (loss)                         685          114           9
                                             -------    ---------    --------

                                             $ 6,372    $  11,860    $   (260)
                                             =======    =========    ========

               Reconciliation of Partnership's Share of Operations
                                 (in thousands)

                                                1998        1997         1996
                                                ----        ----         ----
   Partnership's share of combined net
     income (loss), as shown above           $ 5,687    $  11,746    $   (269)
   Amortization of excess basis                 (130)         (37)         (7)
                                             -------    ---------    --------
   Partnership's share of unconsolidated
    ventures' net income (losses)            $ 5,557    $  11,709    $   (276)
                                             =======    =========    ========

      The Partnership's share of the unconsolidated ventures' net income (losses) is presented as follows in the consolidated statements of operations (in thousands):

   Partnership's share of unconsolidated
     ventures' income (losses)               $   966    $      36    $   (276)
   Partnership's share of gains on sale
     of operating investment properties        4,591        4,210           -
   Partnership's share of extraordinary
     gain on settlement of debt
     obligations                                   -        7,463           -
                                             -------    ---------    --------
                                             $ 5,557    $  11,709    $   (276)
                                             =======    =========    ========

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

      Investments in  unconsolidated  joint ventures,  at equity, on the balance
sheet  is  comprised  of  the  following   equity  method  carrying  values  (in
thousands):
                                                            1998         1997
                                                            ----         ----

   Chicago Colony Apartments Associates                  $     11    $     77
   Chicago Colony Square Associates                         1,228       1,256
   Daniel Meadows Partnership                                   -          73
                                                         --------    --------
                                                         $  1,239    $  1,406
                                                         ========    ========

      The Partnership received cash distributions from the unconsolidated joint ventures during fiscal 1998, 1997 and 1996 as set forth below (in thousands):

                                                1998        1997         1996
                                                ----        ----         ----

   Chicago Colony Apartments Associates      $  1,100     $   774     $ 1,517
   Chicago Colony Square                          142           -           -
   Daniel Meadows Partnership                   4,482         567         345
   HMF Associates                                   -         549           -
                                             --------     -------     -------
                                             $  5,724     $ 1,890     $ 1,862
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

      The aggregate cash investment by the Partnership for its interest was approximately $11,848,000 (including an acquisition fee of $687,500 paid to the Adviser). On August 1, 1995, the $16.75 million non-recourse wraparound mortgage note secured by the Colony Apartments property was refinanced with a new $17.4 million non-recourse mortgage note at a fixed interest rate of 7.6% per annum. The joint venture received a discount of approximately $1,070,000 on the pay-off of the wraparound mortgage loan under the terms of the loan agreement and did not require any contributions from the venture partners to complete the refinancing transaction. The discount was recorded by the venture as an extraordinary gain on settlement of debt obligation. The Partnership was allocated 100% of such extraordinary gain. As a condition of the new loan, the Colony Apartments joint venture was required to establish an escrow account in the amount of $685,000 for the completion of agreed upon repairs, $156,600 for capital replacement reserves and $600,000 for real estate taxes. The outstanding balance of the first mortgage loan, which is scheduled to mature in August 2002, was $16,589,000 as of September 30, 1998.

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

      The Joint Venture originally entered into a property management contract with an affiliate of the co-venturer, cancellable at the option of the Partnership upon the occurrence of certain events. The management fee payable to this affiliated manager was 5% of gross receipts collected from the property (excluding interest on certain Joint Venture reserve funds), and 40% of such fee was subordinated to the receipt by the Partnership and the co-venturer of their preferred returns during the period through December 31, 1988. Cumulative subordinated management fees at September 30, 1998 totalled approximately $275,000. On April 1, 1997, management of the property was transferred to an unrelated third party.

      b.  Chicago Colony Square Associates
          --------------------------------

      On December 27, 1985, the Partnership also acquired a general partnership interest in Chicago Colony Square Associates (the "Joint Venture") an Illinois general partnership that purchased and operates Colony Square Shopping Center; a shopping center consisting of two one-story buildings with 39,572 net rentable square feet, located in Mount Prospect, Illinois. The Partnership's co-venture partner was an affiliate of the Paragon Group.

      The aggregate cash investment by the Partnership for its investment was approximately $1,416,000 (including an acquisition fee of $81,250 paid to the Adviser). The shopping center is encumbered by a nonrecourse assumable first mortgage loan with a balance of approximately $937,000 at September 30, 1998. This mortgage loan was scheduled to mature in November 2006.

      Subsequent to the end of fiscal 1998, on November 17, 1998, Chicago Colony Square Associates sold its operating investment property, the Colony Square Shopping Center to an unrelated party for $2.3 million. The sale generated net proceeds of approximately $1,014,000, after the repayment of the outstanding first mortgage loan of approximately $864,000, accrued interest of approximately $13,000 (including a prepayment penalty of $9,000), closing proration adjustments of approximately $221,000 and closing costs of approximately $188,000. The Partnership received 100% of the net proceeds in accordance with the terms of the joint venture agreement.

      c.  Daniel Meadows Partnership
          --------------------------

      On June 19, 1986, the Partnership acquired a general partnership interest in Daniel Meadows Partnership (the "Joint Venture"), a Virginia general partnership which was formed to develop, own and operate The Meadows on the Lake Apartments, a 200-unit apartment complex located in Birmingham, Alabama. The Partnership's co-venture partner was an affiliate of Daniel Realty Company. The aggregate cash investment by the Partnership for its interest was approximately $3,807,000 (including an acquisition fee of $207,000 paid to the Adviser). The apartment complex was encumbered by a mortgage note with a balance of approximately $4,719,000 at September 30, 1997. The mortgage debt, in the initial principal amount of $4,850,000, bore interest at a variable rate of 2.25% over the 30-day LIBOR rate (equivalent to a rate of approximately 7.90625% per annum as of September 30, 1997). The loan required monthly interest and principal payments based on a 25-year amortization schedule and was scheduled to mature on February 5, 2000.

      On December 18, 1997, the Joint Venture sold the operating investment property to an unrelated third party for $9,525,000. The Partnership received net proceeds of approximately $4.4 million after paying off the outstanding mortgage loan of approximately $4.7 million and closing costs of approximately $310,000. The Partnership received 100% of the net proceeds in accordance with the terms of the Joint Venture Agreement. On February 13, 1998, the net proceeds from the sale of The Meadows property was distributed to the Limited Partners of record on December 18, 1997 in the amount of $116.39 per original $1,000 investment.

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

6.  Mortgage note payable
    ---------------------

      Mortgage note payable on the consolidated balance sheets relates to the Partnership's consolidated joint venture, West Palm Beach Concourse Associates, and was secured by the venture's operating investment property. At September 30, 1998 and 1997, mortgage note payable consists of the following (in thousands):

                                                             1998       1997
                                                             ----       ----

     11.12% first  mortgage,  payable in
     installments   of  $20  per  month,
     including interest, through January
     1,  2005.  The  fair  value of this
     note payable approximated $1,685 as
     of  September  30,  1998.                              $ 1,550   $ 1,614
                                                            =======   =======

      In accordance with the Concourse mortgage loan agreements, certain insurance premiums and real estate taxes were required to be held in escrow. The balance of escrowed funds on the accompanying balance sheets at September 30, 1998 and 1997 consist of such escrowed insurance premiums and real estate taxes in the aggregate amounts of $76,000 and $72,000, respectively. As discussed in
Note 4, subsequent to year-end, on November 10, 1998, the Concourse operating property was sold and this mortgage loan was assumed by the buyer.

7.  Leases
    ------

      The Partnership's consolidated joint venture, West Palm Beach Concourse Associates, derived its revenues from non cancelable operating leases. The initial terms of the leases range from 1 to 40 years with the majority of leases providing for the pass through of certain property expenses to the tenants.

      Approximate minimum future rentals due to be received on existing non cancelable leases of the retail plaza owned by the consolidated venture for the next five years ending September 30 and thereafter were as follows (in thousands):

            1999          $    334
            2000               298
            2001               184
            2002               134
            2003                74
            Thereafter       1,173
                          --------
                          $  2,197
                          ========

      The above amounts do not include contingent rentals based on cost-of-living increases and rentals which may be received under certain leases on the basis of a percentage of sales in excess of stipulated minimums. No percentage rents were received during fiscal 1998, 1997 and 1996.

8.  Subsequent event
    ----------------

      On November 13, 1998, the Partnership distributed $194,000 to the Limited Partners, $2,000 to the General Partners and $8,000 to the Adviser as an asset management fee for the quarter ended September 30, 1998. In addition, on December 15, 1998 the Partnership distributed $1,253,000, or $33 per original $1,000 investment, to the Limited Partners which represented the Partnership's share of the proceeds from the sales of the Concourse Retail Plaza (see Note 4) and the Colony Square Shopping Center (see Note 5) and the release of certain cash reserves that exceeded expected future requirements.




Schedule III - Real Estate and Accumulated Depreciation
            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                               September 30, 1998
                                 (In thousands)


                            Initial Cost to               Gross Amount at Which Carried at                             Life on Which
                              Partnership     Costs                Close of period                                     Depreciation
                              Buildings     Capitalized        Buildings,                                              in Latest
                              Improvements (Removed)           Improvements                                            Income
                              & Personal   Subsequent to       & Personal         Accumulated  Date of       Date      Statement
Description Encumbrances Land Property     Acquisition  Land   Property     Total Depreciation Construction  Acquired  is Computed
----------- ------------ ---- --------     -----------  ----   --------     ----- ------------ ------------  --------  -----------


Retail Plaza
West Palm
Beach,
 FL.        $1,550       $ 742   $4,518    $(2,387)     $391     $2,482     $2,873   $1,104     1979-80      7/31/85   5-30 yrs.
            ======       =====   ======    =======      ====     ======     ======   ======
Notes:
(A) The  aggregate  cost of real estate owned at September  30, 1998 for Federal income tax purposes is approximately $5,416.
(B) See Notes 4 and 6 of Notes to Financial  Statements.
(C) Reconciliation of real estate owned:
                                                                 1998           1997           1996
                                                                 ----           ----           ----

      Balance at beginning of year                          $   3,551       $  5,099       $  5,074
      Acquisitions and improvements                                 -              -             25
      Write off due to permanent impairment (see Note 2)         (678)        (1,548)             -
                                                            ---------       --------       --------
      Balance at end of year                                $   2,873       $  3,551       $  5,099
                                                            =========       ========       ========

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of year                          $   1,257       $  1,651       $  1,512
      Depreciation expense                                        107            154            139
      Write off due to permanent impairment (see Note 2)         (260)          (548)             -
                                                            ---------       --------       --------
      Balance at end of year                                $   1,104       $  1,257       $  1,651
                                                            =========       ========       ========

(E)Costs  removed   subsequent  to  acquisition   include   certain   impairment writedowns  recognized  in  fiscal  1998 and 1997
   (see  Note 2),  as well as certain guaranteed payments received from the co-venturer of the consolidated joint venture.


                         REPORT OF INDEPENDENT AUDITORS




The Partners of
Paine Webber Income Properties Seven Limited Partnership:

      We have audited the accompanying combined balance sheets of the Combined Joint Ventures of Paine Webber Income Properties Seven Limited Partnership as of September 30, 1998 and 1997, and the related combined statements of operations and changes in venturers' capital (deficit), and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of Paine Webber Income Properties Seven Limited Partnership at September 30, 1998 and 1997, and the combined results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                /s/ERNST & YOUNG LLP
                                --------------------
                                   ERNST & YOUNG LLP





Boston, Massachusetts
November 17, 1998

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS
                           September 30, 1998 and 1997
                                 (In thousands)

                                     Assets
                                                           1998        1997
                                                           ----        ----

Current assets:
   Cash and cash equivalents                             $  2,067    $  1,844
   Escrow deposits                                          1,057       1,302
   Other current assets                                        69         299
                                                         --------    --------
      Total current assets                                  3,193       3,445

Operating investment properties
   Land                                                     3,861       4,563
   Buildings, improvements and equipment                   28,547      35,763
                                                         --------    --------
                                                           32,408      40,326
   Less accumulated depreciation                          (14,568)    (17,845)
                                                         --------    --------
      Net operating investment properties                  17,840      22,481

Deferred expenses, net of accumulated amortization
   of $108 ($120 in 1997)                                     135         173
Other assets                                                    -          65
                                                         --------    --------
                                                         $ 21,168    $ 26,164
                                                         ========    ========

                       Liabilities and Venturers' Capital

Current liabilities:
   Current portion of long-term debt                     $    388    $    418
   Real estate taxes payable                                1,952       1,872
   Accounts payable and accrued liabilities                    73         144
   Accounts payable - affiliates                                -           3
   Accrued interest                                           116         143
   Tenant security deposits                                   281         273
   Distributions payable to venturers                         624         216
                                                         --------    --------
      Total current liabilities                             3,434       3,069

Long-term debt                                             17,138      22,185

Venturers' capital                                            596         910
                                                         --------    --------
                                                         $ 21,168    $ 26,164
                                                         ========    ========






                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

  COMBINED STATEMENTS OF OPERATIONS AND CHANGES IN VENTURERS' CAPITAL (DEFICIT)
             For the years ended September 30, 1998, 1997 and 1996
                                 (In thousands)

                                                1998        1997        1996
                                                ----        ----        ----

Revenues:
   Rental revenues and expense recoveries    $  7,348    $ 10,391    $ 10,372
   Interest and other income                      315         466         521
   Gain on insurance settlement                     -           -         197
                                             --------    --------    --------
                                                7,663      10,857      11,090

Expenses:
   Interest expense                             1,532       3,652       3,961
   Depreciation expense                         1,106       1,635       1,766
   Real estate taxes                            1,624       1,835       1,830
   Repairs and maintenance                        383         741         780
   Management fees                                234         537         541
   Utilities                                      273         607         620
   Salaries and related expenses                  769       1,026         979
   General and administrative                     359         793         859
   Amortization expense                             3          14          14
                                             --------    --------    --------
                                                6,283      10,840      11,350
                                             --------    --------    --------
Operating income (loss)                         1,380          17        (260)

Gains on sale of operating
  investment properties                         4,992       4,291           -
                                             --------    --------    --------

Income (loss) before extraordinary gain         6,372       4,308        (260)

Extraordinary gain from settlement of
  debt obligations                                  -       7,552           -

Net income (loss)                               6,372      11,860        (260)

Distributions to venturers                     (6,686)     (2,049)     (1,254)

Contributions from partners                         -         391           -

Venturers' capital (deficit),
  beginning of year                               910      (9,292)     (7,778)
                                             --------    --------    --------

Venturers' capital (deficit), end of year    $    596    $    910    $ (9,292)
                                             ========    ========    ========











                             See accompanying notes.


                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
                        COMBINED STATEMENTS OF CASH FLOWS
             For the years ended September 30, 1998, 1997 and 1996
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                            1998        1997           1996
                                                            ----        ----           ----

Cash flows from operating activities:
  Net income (loss)                                         $  6,372    $ 11,860      $   (260)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
   Gains on sale of operating investment properties           (4,992)     (4,291)            -
   Extraordinary gain from settlement of debt obligations          -      (7,552)            -
   Depreciation and amortization                               1,109       1,649         1,780
   Amortization of deferred financing costs                       90          46            69
   Interest added to long-term debt principal                      -         770         2,053
   Interest on loans from venturers                                -          25            17
   Changes in assets and liabilities:
     Escrow deposits                                             245        (406)        1,129
     Accounts receivable                                           -          10             -
     Prepaid distribution to venturer                              -           7             -
     Other current assets                                          4          14            70
     Deferred expenses                                             -           -           (13)
     Other assets                                                 10         (17)           25
     Accounts payable and accrued liabilities                    (71)        (87)         (194)
     Accounts payable - affiliates                                (3)        (30)           28
     Real estate taxes payable                                    80         690          (753)
     Accrued interest                                            (27)          1            (5)
     Tenant security deposits                                      8         (36)           10
     Other current liabilities                                     -         (30)            -
                                                            --------    --------      --------
        Total adjustments                                     (3,547)     (9,237)        4,216
                                                            --------    --------      --------
        Net cash provided by operating activities              2,825       2,623         3,956
                                                            --------    --------      --------

Cash flows from investment activities:
  Additions to operating investment properties                  (687)       (800)       (1,188)
  Proceeds from sale of operating investment properties        9,214      17,013             -
                                                            --------    --------      --------
        Net cash provided by (used in) investing
          activities                                           8,527      16,213        (1,188)
                                                            --------    --------      --------

Cash flows from financing activities:
  Increase in deferred financing costs                             -           -           (37)
  Repayment of long-term debt                                 (5,077)    (16,909)       (1,412)
  Repayment of loans to venturers                                  -           -          (100)
  Distributions to venturers                                  (6,052)     (2,041)       (1,750)
                                                            --------    --------      --------
        Net cash used in financing activities                (11,129)    (18,950)       (3,299)
                                                            --------    --------      --------

Net increase (decrease) in cash and cash equivalents             223        (114)         (531)
Cash and cash equivalents, beginning of year                   1,844       1,958         2,489
                                                            --------    --------      --------
Cash and cash equivalents, end of year                      $  2,067    $  1,844      $  1,958
                                                            ========    ========      ========
Cash paid during the year for interest                      $  1,469    $  2,798      $  1,827
                                                            ========    ========      ========


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

      The dates of PWIP7's acquisition of interests in the joint ventures are as follows:

                                                    Date of Acquisition
                      Joint Venture                     of Interest
                      -------------                 -------------------

         Chicago Colony Apartments Associates          12/27/85
         Chicago Colony Square Associates              12/27/85
         Daniel Meadows Partnership                    6/19/86
         HMF Associates                                5/29/87

      On June 27, 1997, HMF Associates sold the properties known as The Hunt Club Apartments located in Seattle, Washington and The Marina Club Apartments located in Des Moines, Washington to an unrelated third party for approximately $5.3 million and $3.1 million, respectively. PWIP 7 received net proceeds of approximately $288,000 in connection with the sale of these two assets in accordance with a discounted mortgage loan payoff agreement reached with the lender in April 1997. On September 9, 1997, HMF Associates sold its remaining asset, the property known as The Enchanted Woods Apartments located in Federal Way, Washington, to an unrelated third party for approximately $9.2 million. PWIP 7 received net proceeds of approximately $261,000 in connection with the sale in accordance with the discounted mortgage loan payoff agreement. See Note 5 for a further discussion of these transactions. On December 18, 1997, Daniel Meadows Partnership sold its operating investment property, The Meadows on the Lakes Apartments, located in Birmingham, Alabama, to an unrelated party for $9.525 million. The sale generated net proceeds of approximately $4.4 million after repayment of the outstanding first mortgage loan of approximately $4.7 million and closing costs of approximately $310,000. PWIP 7 received 100% of the net proceeds in accordance with the terms of the joint venture agreement. Subsequent to year-end, on November 17, 1998, Chicago Colony Square Associates sold its operating investment property, the Colony Square Shopping Center to an unrelated party for $2.3 million. The sale generated net proceeds of approximately $1,014,000, after the repayment of the outstanding first mortgage loan of approximately $864,000, accrued interest of approximately $13,000 (including a prepayment penalty of $9,000), closing proration adjustments of approximately $221,000 and closing costs of approximately $188,000. The Partnership received 100% of the net proceeds in accordance with the terms of the joint venture agreement.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1998 and 1997 and revenues and expenses for each of the three years in the period ended September 30, 1998. Actual results could differ from the estimates and assumptions used.

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

      Deferred expenses
      -----------------

      Deferred expenses consist primarily of loans fees which are being amortized using the effective interest method over the terms of the related loans. Such amortization expense is included in interest expense on the accompanying statements of operations.

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

      Escrow deposits
      ---------------

      In accordance with the mortgage loan agreements of the Combined Joint Ventures, certain building repair reserves, capital improvement reserves, insurance premiums and real estate taxes are required to be held in escrow. The escrow deposit amounts on the balance sheet at September 30, 1998 and 1997 are principally comprised of such escrowed amounts.

      Fair Value of Financial Instruments
      -----------------------------------

      The carrying amounts of cash and cash equivalents and escrow deposits approximate their fair values as of September 30, 1998 and 1997 due to the short-term maturities of these instruments. It is not practicable for management to estimate the fair value of the loans from venturers without incurring excessive costs because the obligations were provided in non-arm's length transactions without regard to fixed maturities, collateral issues or other traditional conditions and covenants. The fair value of long-term debt is estimated, where applicable, using discounted cash flow analyses, based on the current market rate for similar types of borrowing arrangements (see Note 6).

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

      b.  Chicago Colony Square Associates
          --------------------------------

      The joint venture owned and operated the Colony Square Shopping Center, a 39,572 gross leasable square foot shopping center, located in Mount Prospect, Illinois. As discussed in Note 1, on November 17, 1998, Chicago Colony Square Associates sold the Colony Square Shopping Center and distributed the net proceeds to PWIP7.

      c.  Daniel Meadows Partnership
          --------------------------

      The joint venture owned and operated The Meadows on the Lake Apartments, a 200-unit apartment complex, located in Birmingham, Alabama. As discussed in Note 1, on December 18, 1997 the joint venture sold its operating investment property and distributed the net proceeds to PWIP7.

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

      Allocations of net income and loss
      ----------------------------------

      The agreements generally provide that taxable income and tax losses (other than those resulting from sales or other dispositions of the projects) will be allocated between PWIP7 and the co-venturers in the same proportions as cash flow distributed or distributable for such year, except for certain items which are specifically allocated to the partners as set forth in the joint venture agreements. Internal Revenue Service regulations require partnership allocations of income and loss to the respective partners to have "substantial economic effect". For certain of the joint ventures this requirement resulted in joint venture losses for the years ended September 30, 1998, 1997 and 1996 being allocated in a manner different from that provided in the joint venture agreements. Allocations of income and loss for financial reporting purposes have been made in accordance with the actual allocations of taxable income and tax loss.

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

4.  Related party transactions
    --------------------------

      The Combined Joint Ventures originally entered into property management agreements with affiliates of the co-venturers, cancellable at the joint ventures' option upon the occurrence of certain events. The original management fees were generally equal to 5% of gross receipts, as defined in the agreements. As of April 1, 1997, the management for Chicago Colony Apartments Associates and Chicago Colony Square Associates was transferred to an unrelated third party.

      The Meadows joint venture was required to pay a yearly investor servicing fee to PWIP7 of $2,500.

      Accounts payable - affiliates at September 30, 1997 consisted primarily of management fees and reimbursements owed to the property managers of the operating properties. Included in interest expense for the years ended September 30, 1997 and 1996 is $25,000 and $17,000, respectively, of interest on loans payable to the partners of the HMF Associates joint venture which were converted to capital contributions during fiscal 1997 in connection with the liquidation of the joint venture subsequent to the sale of the venture's operating properties (see Note 3).

5.  Long-term debt
    --------------

     Long-term debt at September 30, 1998 and 1997 consists of the following (in thousands):

                                                          1998          1997
                                                          ----          ----

     7.6% mortgage loan,  secured by the
     Colony Apartments property, payable
     in monthly installments,  including
     principal   and  interest  of  $130
     through  August 1,  2002,  at which
     time    the     final     principal
     installment  of  $15,277  plus  any
     accrued  interest is due.  The fair
     value   of   this   note    payable
     approximated  its carrying value as
     of  September  30,  1998 and  1997.               $16,589        $16,873

     9-1/2%  mortgage  loan,  secured by
     the Colony Square  Shopping  Center
     property,    payable   in   monthly
     installments of $14 through October
     1, 2006 with the remaining  balance
     ($10,581)   due  and   payable   on
     November 1, 2006. The fair value of
     this note payable  approximated its
     carrying  value as of September 30,
     1998 and 1997. This loan was repaid
     in full  subsequent  to year-end in
     connection   with  a  sale  of  the
     operating  investment property (see
     Note 1).                                              937          1,011

     First mortgage loan, secured by the
     Meadows  on  the  Lake   Apartments
     property.  Monthly  installments of
     principal,   based  on  a   25-year
     amortization      schedule,     and
     interest, based on LIBOR plus 2.25%
     (7.90625% at September  30,  1997),
     were  due   through   maturity   on
     February 5, 2000. The fair value of
     this note payable  approximated its
     carrying  value as of September 30,
     1997.  This loan was repaid in full
     in fiscal 1998 in connection with a
     sale  of the  operating  investment
     property  (see  Note  1).                               -          4,719
                                                       -------        -------

                                                        17,526         22,603

      Less current portion                                (388)          (418)
                                                       -------        -------
                                                       $17,138        $22,185
                                                       =======        =======

      Scheduled maturities of long-term debt for each of the next five fiscal years and thereafter are as follows (in thousands):

            1999           $    388
            2000                420
            2001                455
            2002             15,703
            2003                118
            Thereafter          442
                           --------
                           $ 17,526
                           ========

6.  Leases
    ------

      Chicago Colony Square Associates leased shopping center space to retail tenants under operating leases. Lease effective dates ranged from 12 to 192 months. Approximate future minimum payments due to be received by the joint venture under non-cancelable operating lease agreements were as follows (in thousands):

            1999      $    521
            2000           439
            2001           401
            2002           184
            2003            11
                      --------
                      $  1,557
                      ========


Schedule III - Real Estate and Accumulated Depreciation
                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                               September 30, 1998
                                 (In thousands)


                              Initial Cost to               Gross Amount at Which Carried at                          Life on Which
                             Partnership        Costs              Close of period                                     Depreciation
                               Buildings     Capitalized         Buildings,                                            in Latest
                               Improvements (Removed)            Improvements                                          Income
                               & Personal   Subsequent to        & Personal        Accumulated  Date of       Date     Statement
Description  Encumbrances Land Property     Acquisition    Land  Property   Total  Depreciation Construction  Acquired is Computed
-----------  ------------ ---- --------     -----------    ----  --------   -----  ------------ ------------  -------- ------------

COMBINED JOINT VENTURES:

Apartment
 Complex
Mount
 Prospect,
IL           $16,589    $ 3,132 $25,378      $  889        $ 2,875  $26,524   $29,399   $13,759    1975       12/27/85  5-30 yrs.

Shopping
 Center
Mount
 Prospect,
IL               937      1,014   1,883         112            986    2,023     3,009       809    1978       12/27/85  5-30 yrs.
             -------    ------- -------      ------        -------  -------   ------    -------
             $17,526    $ 4,146 $27,261      $1,001        $ 3,861  $28,547   $32,408   $14,568
             =======    ======= =======      ======        =======  =======   =======   =======
Notes
(A) The  aggregate  cost of real estate owned at September  30, 1998 for Federal income  tax  purposes  is  approximately  $34,955.
(B) See  Note 5 to  Combined Financial  Statements for a description of the terms of the debt encumbering the properties.
(C) Reconciliation of real estate owned:
                                                           1998           1997          1996
                                                           ----           ----          ----


      Balance at beginning of year                     $ 40,326       $ 58,104       $56,916
      Acquisitions and improvements                         687            800         1,188
      Reductions due to dispositions                     (8,605)       (18,578)            -
                                                      ---------       --------       -------
      Balance at end of year                          $  32,408       $ 40,326       $58,104
                                                      =========       ========       =======

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of year                    $  17,845       $ 22,085       $20,319
      Depreciation expense                                1,106          1,635         1,766
      Decreases due to dispositions                      (4,383)        (5,875)            -
                                                      ---------       --------       -------
      Balance at end of year                          $  14,568       $ 17,845       $22,085
                                                      =========       ========       =======
