Form 10-Q
period 1998-12-31
PAINEWEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1999-05-24
CIK 762130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED December 31, 1998

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

                           CONSOLIDATED BALANCE SHEETS
              December 31, 1998 and September 30, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                               December 31   September 30
                                               -----------   ------------

 Operating investment property:
   Land                                           $     -        $   391
   Buildings and improvements                           -          2,421
   Equipment and fixtures                               -             61
                                                  -------        -------
                                                        -          2,873
   Less accumulated depreciation                        -         (1,104)
                                                  -------        -------
                                                        -          1,769

Investments in unconsolidated ventures,
   at equity                                          478          1,239
Cash and cash equivalents                           1,258          1,530
Escrowed funds                                          -             76
Accounts receivable, net                                8              8
Other assets                                            -             34
                                                  -------        -------
                                                  $ 1,744        $ 4,656
                                                  =======        =======

                        LIABILITIES AND PARTNERS' CAPITAL

Mortgage note payable                             $     -        $ 1,550
Accounts payable and accrued expenses                  52             90
Accounts payable - affiliates                           6              7
Accrued interest payable                                -             14
Accrued real estate taxes                               -             62
Other liabilities                                       -              4
Partners' capital                                   1,686          2,929
                                                  -------        -------
                                                  $ 1,744        $ 4,656
                                                  =======        =======


                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three months ended December 31, 1998 and 1997 (Unaudited)
                      (In thousands, except per Unit data)

                                              1998           1997
                                              ----           ----
Revenues:
   Rental income and expense recoveries    $     43        $   125
   Interest and other income                     24             62
                                           --------        -------
                                                 67            187
Expenses:
   Mortgage interest                             18             46
   Property operating expenses                   13             36
   Depreciation and amortization                  -             21
   Real estate taxes                             11             21
   Management fees                               14             17
   General and administrative                    79             74
                                           --------        -------
                                                135            215
                                           --------        -------
Operating loss                                  (68)           (28)

Partnership's share of unconsolidated
   ventures' income                             330            251
Partnership's share of gain (loss)
   on sale of operating investment
   property                                     (60)         4,474
Venture partner's share of consolidated
   venture's operations                           4              -
                                           --------        -------
Net income                                 $    206        $ 4,697
                                           ========        =======

Per Limited Partnership Unit:
   Net income                              $   5.36        $122.39
                                           ========        =======

   Cash distributions                      $  38.12        $  6.03
                                           ========        =======

   The above per Limited Partnership Unit information is based upon the 37,969 Limited Partnership Units outstanding during each period.


                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the three months ended December 31, 1998 and 1997 (Unaudited)
                                 (In thousands)


                                                  General       Limited
                                                  Partners      Partners
                                                  --------      --------

Balance at September 30, 1997                     $   (653)     $  5,655
Cash distributions                                      (2)         (229)
Net income                                              49         4,648
                                                  --------      --------
Balance at December 31, 1997                      $   (606)     $ 10,074
                                                  ========      ========

Balance at September 30, 1998                     $   (609)     $  3,538
Cash distributions                                      (2)       (1,447)
Net income                                               2           204
                                                  --------      --------
Balance at December 31, 1998                      $   (609)     $  2,295
                                                  ========      ========






















                             See accompanying notes.


            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the three months ended December 31, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                                    1998           1997
                                                                    ----           ----

Cash flows from operating activities:
  Net income                                                      $   206        $4,697
  Adjustments to reconcile net income to
   net cash (used in) provided by operating activities:
    Depreciation and amortization                                       -            21
    Amortization of deferred financing costs                            -             2
    Partnership's share of unconsolidated ventures' income           (330)         (251)
    Partnership's share of gain (loss) on sale of
      unconsolidated operating investment property                     60        (4,474)
    Venture partner's share of consolidated venture's
      operations                                                       (4)            -
    Changes in assets and liabilities:
      Escrow deposits                                                  76            59
      Accounts receivable                                               -           (15)
      Accounts receivable - affiliates                                  -             3
      Other assets                                                     34             9
      Accounts payable and accrued expenses                           (38)          264
      Accounts payable - affiliates                                    (1)          (58)
      Accrued interest payable                                        (14)            -
      Accrued real estate taxes                                       (62)            -
                                                                  -------        ------
        Total adjustments                                            (279)       (4,440)
                                                                  -------        ------
        Net cash (used in) provided by operating activities           (73)          257
                                                                  -------        ------

Cash flows from investing activities:
   Net proceeds from sale of operating investment property            230             -
   Distributions from unconsolidated joint ventures                 1,031         4,902
                                                                  -------        ------
        Net cash provided by investing activities                   1,261         4,902
                                                                  -------        ------

Cash flows from financing activities:
   Distributions to partners                                       (1,449)         (231)
   Principal payments on long-term debt                               (11)          (15)
                                                                  -------        ------
        Net cash used in financing activities                      (1,460)         (246)
                                                                  -------        ------

Net (decrease) increase in cash and cash equivalents                 (272)        4,913

Cash and cash equivalents, beginning of period                      1,530         2,856
                                                                  -------        ------
Cash and cash equivalents, end of period                          $ 1,258        $7,769
                                                                  =======        ======
Cash paid during the period for interest                          $    32        $   44
                                                                  =======        ======

                             See accompanying notes.

                         PAINE WEBBER INCOME PROPERTIES
                            SEVEN LIMITED PARTNERSHIP
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  General
    -------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1998. In the opinion of management, the accompanying consolidated financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1998 and September 30, 1998 and revenues and expenses for the three months ended December 31, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

      The Partnership originally invested the net proceeds of the public offering, through five joint venture partnerships, in seven operating properties, comprised of five multi-family apartment complexes, one mixed-use office and retail property and one shopping center. During fiscal 1997, three of the multi-family properties were sold. A fourth multi-family property was sold on December 18, 1997. In addition, during the first quarter of fiscal 1999, the retail portion of the Concourse property was sold. The office portion of this mixed-use property had been lost through foreclosure proceedings on December 17, 1992. The shopping center property was also sold during the first quarter of fiscal 1999. Subsequent to these transactions, the Partnership has only one remaining real estate investment, the Colony Apartments. See Notes 3 and 4 for a description of these transactions and of the remaining real estate investment. The Partnership is currently focusing on potential disposition strategies for the remaining investment in its portfolio. Although no assurances can be given, it is currently contemplated that the sale of the Partnership's Colony Apartments investment could be completed during calendar year 1999. The sale of the remaining property would be followed by an orderly liquidation of the Partnership.

2.  Related Party Transactions
    --------------------------

      The Adviser earned total management fees of $14,000 and $17,000 for the three-month periods ended December 31, 1998 and 1997, respectively. Accounts payable - affiliates at December 31, 1998 and September 30, 1998 consist of management fees of $6,000 and $7,000, respectively, payable to the Adviser.

      Included in general and administrative expenses for the three months ended December 31, 1998 and 1997 is $23,000 and $22,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for each of the three-month periods ended December 31, 1998 and 1997 is $1,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Investments in Unconsolidated Joint Venture Partnerships
    --------------------------------------------------------

      As of December 31, 1998, the Partnership's only remaining investment in unconsolidated joint venture partnerships is its investment in Chicago Colony Apartments Associates which owns the Colony Apartments, located in Mount Prospect, Illinois, as more fully described in the Partnership's Annual Report.

      On November 17, 1998, Chicago Colony Square Associates sold the Colony Square Shopping Center to an unrelated third party for $2.3 million. The sale generated net proceeds of approximately $1,014,000, after the repayment of the outstanding first mortgage loan of approximately $864,000, accrued interest of approximately $13,000 (including a prepayment penalty of $9,000), closing proration adjustments of approximately $221,000 and closing costs of approximately $188,000. The Partnership received 100% of the net proceeds in accordance with the terms of the joint venture agreement. As a result of the sales of The Concourse Retail Plaza (see Note 4) and Colony Square Shopping Center, a special distribution of approximately $1,253,000, or $33 per original $1,000 investment, was made on December 15, 1998. Of this total, $5.92 represented net proceeds from the sale of The Concourse Retail Plaza, $26.69 represented net proceeds from the sale of Colony Square Shopping Center and $0.39 represented Partnership reserves that exceeded future requirements.

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

      The unconsolidated joint venture investments are accounted for using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. Summarized operations of the unconsolidated joint ventures for the three months ended December 31, 1998 and 1997 are as follows:

                    Condensed Combined Summary of Operations
              For the three months ended December 31, 1998 and 1997
                                 (in thousands)

                                                        1998        1997
                                                        ----        ----

   Rental revenues and expense recoveries              $1,767      $1,999
   Interest and other income                               80          95
                                                       ------      ------
                                                        1,847       2,094

   Property operating expenses                            485         660
   Interest expense                                       343         439
   Real estate taxes                                      343         424
   Depreciation and amortization                          245         318
                                                       ------      ------
                                                        1,416       1,841
                                                       ------      ------
   Operating income                                       431         253

   Gain (loss) on sale of operating
      investment property                                (109)      4,869
                                                       ------      ------

       Net income                                      $  322      $5,122
                                                       ======      ======


   Net income:
     Partnership's share of combined income            $  277      $4,854
     Co-venturers' share of combined income                45         268
                                                       ------      ------
                                                       $  322      $5,122
                                                       ======      ======

               Reconciliation of Partnership's Share of Operations
              For the three months ended December 31, 1998 and 1997
                                 (in thousands)

                                                       1998         1997
                                                       ----         ----
   Partnership's share of combined income,
      as shown above                                 $   277      $ 4,854
   Amortization of excess basis                           (7)        (129)
                                                     -------      -------
   Partnership's share of unconsolidated
      ventures' net income                           $   270      $ 4,725
                                                     =======      =======

      The  Partnership's  share  of  unconsolidated   ventures'  net  income  is
presented  as  follows  in  the   consolidated   statements  of  operations  (in
thousands):

                                                       1998         1997
                                                       ----         ----
   Partnership's share of unconsolidated
     ventures' income                                $   330      $   251
   Partnership's share of gain (loss) on
     sale of operating investment property               (60)       4,474
                                                     -------      -------
   Partnership's share of unconsolidated
      ventures' net income                           $   270      $ 4,725
                                                     =======      =======

4.  Operating Investment Property
    -----------------------------

      The Partnership had a controlling interest in one joint venture, West Palm Beach Concourse Associates, which owned the Concourse Retail Plaza. On November 10, 1998, West Palm Beach Concourse Associates sold The Concourse Retail Plaza property to an unrelated party for $2 million. The sale generated net proceeds of approximately $225,000, after the assumption of the outstanding first mortgage loan of approximately $1,539,000, accrued interest of approximately $4,000, net closing proration adjustments of approximately $2,000 and closing costs of approximately $231,000. The Partnership received 100% of the net proceeds in accordance with the terms of the joint venture agreement. The Partnership distributed the net proceeds of approximately $225,000, or $5.92 per original $1,000 investment, from the sale of The Concourse Retail Plaza as part of a Special Distribution made to the limited partners on December 15, 1998 (see
Note 3).

      The following is a summary of property operating expenses for the three-month periods ended December 31, 1998 and 1997 (in thousands):

                                              1998        1997
                                              ----        ----

     Repairs and maintenance                  $   1       $   4
     Utilities                                    1           1
     Insurance                                    2           2
     Administrative and other                     5          25
     Management fees                              4           4
                                              -----      ------
                                              $  13      $   36
                                              =====      ======

5.  Mortgage Note Payable
    ---------------------

      Mortgage note payable on the consolidated balance sheet at September 30, 1998 related to the Partnership's consolidated joint venture, West Palm Beach Concourse Associates, and was secured by the venture's operating investment property. At September 30, 1998, mortgage note payable consisted of the following (in thousands):

                                                     September 30
                                                     ------------


     11.12% first  mortgage,  payable in
     installments   of  $20  per  month,
     including interest, through January
     1, 2005. All outstanding  principal
     and  accrued  interest  was  due on
     January 10, 2005. The fair value of
     this note payable  approximated its
     carrying  value as of September 30,
     1998.                                             $ 1,550
                                                       =======

     In accordance with the Concourse mortgage loan agreements, certain insurance premiums and real estate taxes were required to be held in escrow. The balance of escrow deposits on the accompanying balance sheet at September 30, 1998 consisted of such escrowed insurance premiums and real estate taxes in the aggregate amounts of $76,000.

      On November 10, 1998, in conjunction with the sale of the Concourse Retail Plaza described in Note 4, the unrelated purchaser of the property assumed the mortgage note payable. Therefore, the Partnership no longer has any liability associated with this debt.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended September 30, 1998 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      As previously reported, the Partnership had reviewed its options for The Concourse Retail Plaza at the beginning of fiscal 1998 and determined that it was the appropriate time to market the property for sale. During the second quarter of fiscal 1998, the Partnership initiated discussions with area real estate firms concerning potential marketing strategies for selling The Concourse and solicited marketing proposals from several of these firms. After reviewing their respective proposals and conducting interviews to determine their expertise and track record in selling properties similar to The Concourse, the Partnership selected a Florida-based firm. During the third quarter of fiscal 1998, a marketing package was finalized and comprehensive sale efforts began in early May. On August 14, 1998, a purchase and sale agreement was signed with an unrelated third party. On November 10, 1998, West Palm Beach Concourse Associates sold The Concourse Retail Plaza property to this unrelated party for $2 million. The sale generated net proceeds of approximately $225,000, after the assumption of the outstanding first mortgage loan of approximately $1,539,000, accrued interest of approximately $4,000, net closing proration adjustments of approximately $2,000 and closing costs of approximately $231,000. The Partnership received 100% of the net proceeds in accordance with the terms of the joint venture agreement. The mortgage loan, which was assumable, contains a prohibition on prepayment through January 10, 2000. As a result, any sale transaction completed prior to such date had to involve an assumption of this mortgage loan which carries an interest rate of 11.12% per annum. The sale price was discounted to reflect this above-market interest rate. Nonetheless, the Managing General Partner believed that a current sale was in the best interests of the Limited Partners. As discussed further below, the Partnership recorded an impairment writedown of $418,000 in fiscal 1998 to reflect the net proceeds received from the sale during the first quarter of fiscal 1999.

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

      With the sales of The Concourse and Colony Square, the Partnership now has one remaining real estate investment, the Colony Apartments, a 783-unit complex located in Mount Prospect, Illinois. The occupancy level at Colony Apartments averaged 97% for the quarter, unchanged from the prior quarter and the same period in the prior year. In addition, the average monthly rental rate per apartment unit is budgeted to increase by approximately 3% over the next twelve months. With the improvements in the apartment segment of the real estate market and the strong local job market in this northwest Chicago suburb, the Partnership and its co-venture partner decided to market the Colony Apartments for sale during the third quarter of fiscal 1998. A national real estate firm was selected to market the property and comprehensive sale efforts began in late June. As a result of these sale efforts, ten offers were received. These prospective purchasers were then requested to submit best and final offers. To reduce the prospective buyers' due diligence work and the time required to complete it, updated operating reports as well as building evaluation and environmental information on the property were provided to the top six prospective buyers, who were asked to submit best and final offers and did so. After completing an evaluation of the best and final offers, the Partnership and its co-venture partner selected an offer. However, after protracted negotiations, the Partnership and its co-venture partner were unable to finalize a purchase and sale agreement with this prospective buyer. In November 1998, the Partnership and its co-venture partner re-opened discussions with the other prospective buyers who had previously submitted best and final offers. Two of these prospective buyers expressed interest. Again, however, after extensive discussions with them, neither prospect would agree to acquire the property on terms acceptable to the Partnership. Subsequent to quarter-end, the Partnership and its co-venture partner decided to re-market the property for sale. The Partnership and its co-venture partner are actively pursuing these marketing efforts and expect to complete a sale of the property and a liquidation of the Partnership before the end of calendar year 1999. However, there are no assurances that the sale of the final asset and the liquidation of the Partnership will be completed within this time frame.

      At December 31, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $1,258,000. Such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses, distributions to partners, and the funding of operating deficits or capital improvements of the remaining joint venture, in accordance with the terms of the joint venture agreement. The source of future liquidity and distributions to the partners is expected to be from available net cash flow generated by the operations of the Partnership's remaining investment property and from the net proceeds from the sale or refinancing of such property. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

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

Results of Operations
Three Months Ended December 31, 1998
------------------------------------

      The Partnership reported net income of $206,000 for the three months ended December 31, 1998, as compared to $4,697,000 for the same period in the prior year. This decrease in the Partnership's net income is mainly attributable to a $4,474,000 gain recognized during the three-month period ended December 31, 1997 on the sale of the Meadows property as well as a $60,000 loss recorded on the sale of the Colony Square property during the current three-month period. Also contributing to the unfavorable change in net income was an increase in the Partnership's operating loss of $40,000. The Partnership's operating loss increased mainly due to an unfavorable change in the operating results of the consolidated Concourse Retail Plaza prior to its sale on November 10, 1998 and a decrease in interest income. The unfavorable change in the operating results of the Concourse Retail Plaza was mainly attributable to a decline in rental revenues as a result of a lower average occupancy level. Interest income decreased mainly due to a lower average invested cash balance in the current period as a result of the temporary investment of the Meadows sale proceeds in the prior year pending the distribution to the Limited Partners which occurred in February of 1998. An increase of $79,000 in the Partnership's share of unconsolidated ventures' income partially offset the unfavorable changes in net income for the current three-month period. The increase in Partnership's share of unconsolidated ventures' income resulted from an increase in the operating income at the Colony Apartments joint venture and the absence in the current period of operating results from The Meadows on the Lake Apartments which reported an operating loss of $72,000 for the first quarter of fiscal 1998 prior to its sale on December 18, 1997. The increase in the operating income at Colony Apartments resulted mainly due to increases in rental revenues stemming from the increases in rental rates achieved at the property over the past twelve to fifteen months. These favorable changes in the Partnership's share of unconsolidated ventures' income were partially offset by a decrease in the net income of the Colony Square joint venture for the current period as a result of the sale of the property on November 17, 1998.

                                     PART II
                                Other Information


Item 1. Legal Proceedings   NONE
-------------------------

Item 2. through 5.     NONE
------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits:         NONE

(b) A Current Report on Form 8-K was filed during the first quarter of fiscal 1999 to report the sale of The Concourse Retail Plaza and is hereby incorporated herein by reference. A second Current Report on Form 8-K dated November 17, 1998 was filed during the current quarter to report the sale of the Colony Square Shopping Center and is hereby incorporated herein by reference.

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


Dated:  February 22, 1999