Form 10-Q
period 1999-03-31
PAINEWEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1999-05-24
CIK 762130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED March 31, 1999

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

                           CONSOLIDATED BALANCE SHEETS
                March 31, 1999 and September 30, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                    March 31  September 30
                                                    --------  ------------
Operating investment property:
   Land                                             $      -   $     391
   Buildings and improvements                              -       2,421
   Equipment and fixtures                                  -          61
                                                    --------   ---------
                                                           -       2,873
   Less accumulated depreciation                           -      (1,104)
                                                    --------   ---------
                                                           -       1,769

Investments in unconsolidated ventures, at equity        831       1,239
Cash and cash equivalents                              1,015       1,530
Escrowed funds                                             -          76
Accounts receivable, net                                   -           8
Other assets                                               -          34
                                                    --------   ---------
                                                    $  1,846   $   4,656
                                                    ========   =========

                        LIABILITIES AND PARTNERS' CAPITAL

Mortgage note payable                               $      -   $   1,550
Accounts payable and accrued expenses                     45          90
Accounts payable - affiliates                             14           7
Accrued interest payable                                   -          14
Accrued real estate taxes                                  -          62
Other liabilities                                          -           4
Partners' capital                                      1,787       2,929
                                                    --------   ---------
                                                    $  1,846   $   4,656
                                                    ========   =========





                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three and six months ended March 31, 1999 and 1998 (Unaudited)
                      (In thousands, except per Unit data)

                                        Three Months Ended   Six Months Ended
                                              March 31,           March 31,
                                        ------------------   ----------------
                                          1999      1998      1999      1998
                                          ----      ----      ----      ----
Revenues:
   Rental income and expense
     recoveries                         $    -     $   135    $   43   $   260
   Interest and other income                26         324        50       386
                                        ------     -------    ------   -------
                                            26         459        93       646
Expenses:
   Mortgage interest                         -          46        18        92
   Property operating expenses               -          29        13        65
   Depreciation and amortization             -          30         -        51
   Real estate taxes                         -          20        11        41
   Management fees                          14          16        28        33
   General and administrative               67          37       146       111
                                        ------     -------    ------   -------
                                            81         178       216       393
                                        ------     -------    ------   -------
Operating income (loss)                    (55)        281      (123)      253

Partnership's share of
   unconsolidated ventures' income         353         480       683       731
Partnership's share of gain (loss)
   on sale of operating investment
   property                                  -           -       (60)    4,474
Venture partner's share of
   consolidated venture's operations         -           -         4         -
                                        ------     -------    ------   -------
Net income                              $  298     $   761    $  504   $ 5,458
                                        ======     =======    ======   =======

Per  Limited Partnership Unit:
   Net income                           $ 7.77     $ 19.83    $13.14   $142.22
                                        ======     =======    ======   =======

   Cash distributions                   $ 5.12     $171.03    $43.24   $177.06
                                        ======     =======    ======   =======

   The above per Limited Partnership Unit information is based upon the 37,969 Limited Partnership Units outstanding during each period.




                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the six months ended March 31, 1999 and 1998 (Unaudited)
                                 (In thousands)


                                                   General      Limited
                                                   Partners     Partners
                                                   --------     --------

Balance at September 30, 1997                      $  (653)    $  5,655
Cash distributions                                      (5)      (6,723)
Net income                                              58        5,400
                                                   -------     --------
Balance at March 31, 1998                          $  (600)    $  4,332
                                                   =======     ========

Balance at September 30, 1998                      $  (609)    $  3,538
Cash distributions                                      (4)      (1,642)
Net income                                               5          499
                                                   -------     --------
Balance at March 31, 1999                          $  (608)    $  2,395
                                                   =======     ========






















                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the six months ended March 31, 1999 and 1998 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                           1998         1997
                                                           ----         ----
Cash flows from operating activities:
  Net income                                            $    504      $ 5,458
  Adjustments to reconcile net income to
   net cash (used in) provided by
   operating activities:
    Depreciation and amortization                              -           51
    Amortization of deferred financing costs                   -            3
    Partnership's share of unconsolidated
      ventures' income                                      (683)        (731)
    Partnership's share of gain (loss) on sale of
      operating investment property                           60       (4,474)
    Venture partner's share of consolidated
      venture's operations                                    (4)           -
    Changes in assets and liabilities:
      Escrow deposits                                         76           38
      Accounts receivable                                      8          (22)
      Other assets                                            34            3
      Accounts payable and accrued expenses                  (45)          (9)
      Accounts payable - affiliates                            7           (1)
      Accrued interest payable                               (14)           -
      Accrued real estate taxes                              (62)         (38)
                                                        --------      -------
        Total adjustments                                   (623)      (5,180)
                                                        --------      -------
        Net cash (used in) provided by operating
          activities                                        (119)         278
                                                        --------      -------

Cash flows from investing activities:
   Net proceeds from sale of operating investment
     property                                                230            -
   Distributions from unconsolidated joint ventures        1,031        5,027
                                                        --------      -------
        Net cash provided by investing activities          1,261        5,027
                                                        --------      -------

Cash flows from financing activities:
   Distributions to partners                              (1,646)      (6,728)
   Principal payments on long-term debt                      (11)         (31)
                                                        --------      -------
        Net cash used in financing activities             (1,657)      (6,759)
                                                        --------      -------

Net decrease in cash and cash equivalents                   (515)      (1,454)
Cash and cash equivalents, beginning of period             1,530        2,856
                                                        --------      -------
Cash and cash equivalents, end of period                $  1,015      $ 1,402
                                                        ========      =======

Cash paid during the period for interest                $     32      $    89
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1999 and September 30, 1998 and revenues and expenses for the three and six months ended March 31, 1999 and 1998. Actual results could differ from the estimates and assumptions used.

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

2.  Related Party Transactions
    --------------------------

      The Adviser earned total management fees of $28,000 and $33,000 for the six-month periods ended March 31, 1999 and 1998, respectively. Accounts payable
- affiliates at March 31, 1999 and September 30, 1998 consist of management fees of $14,000 and $7,000, respectively, payable to the Adviser.

      Included in general and administrative expenses for the six months ended March 31, 1999 and 1998 is $46,000 and $44,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six months ended March 31, 1999 and 1998 is $1,000 and $6,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Investments in Unconsolidated Joint Venture Partnerships
    --------------------------------------------------------

      As of March 31, 1999, the Partnership's only remaining investment in unconsolidated joint venture partnerships is its investment in Chicago Colony Apartments Associates which owns the Colony Apartments, located in Mount Prospect, Illinois, as more fully described in the Partnership's Annual Report.

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

      The unconsolidated joint venture investments are accounted for using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. Summarized operations of the unconsolidated joint ventures for the three and six months ended March 31, 1999 and 1998 are as follows:

                    Condensed Combined Summary of Operations
           For the three and six months ended March 31, 1999 and 1998
                                 (in thousands)

                                      Three Months Ended   Six Months Ended
                                           March 31,           March 31,
                                      ------------------   ----------------
                                       1999      1998        1999     1998
                                       ----      ----        ----     ----

   Rental revenues and expense
     recoveries                       $1,701    $1,774      $3,468    $3,773
   Interest and other income              82        56         162       151
                                      ------    -------     ------    ------
                                       1,783     1,830       3,630     3,924

   Property operating expenses           417       403         902     1,063
   Interest expense                      322       353         665       792
   Real estate taxes                     367       397         710       821
   Depreciation and amortization         223       197         468       515
                                      ------    -------     ------    ------
                                       1,329     1,350       2,745     3,191
                                      ------    -------     ------    ------
   Operating income                      454       480         885       733

   Gain (loss) on sale of operating
     investment property                   -         -        (109)    4,869
                                      ------    ------      ------    ------
       Net income                     $  454    $  480      $  776    $5,602
                                      ======    ======      ======    ======


   Net income:
     Partnership's share of
       combined income                $  353    $  480      $  630    $5,334
     Co-venturers' share of
       combined income                   101         -         146       268
                                      ------    ------      ------    ------
                                      $  454    $  480      $  776    $5,602
                                      ======    ======      ======    ======


               Reconciliation of Partnership's Share of Operations
           For the three and six months ended March 31, 1999 and 1998
                                 (in thousands)


                                       Three Months Ended   Six Months Ended
                                           March 31,           March 31,
                                      ------------------   ----------------
                                       1999      1998        1999     1998
                                       ----      ----        ----     ----
   Partnership's share of
     combined income, as
     shown above                      $  353    $  480     $   630    $5,334
   Amortization of excess basis            -         -          (7)     (129)
                                      ------    ------     -------    ------
   Partnership's share of
     unconsolidated ventures'
     net income                       $  353    $  480     $   623    $5,205
                                      ======    ======     =======    ======

      The  Partnership's  share  of  unconsolidated   ventures'  net  income  is
presented  as  follows  in  the   consolidated   statements  of  operations  (in
thousands):

                                      Three Months Ended   Six Months Ended
                                           March 31,           March 31,
                                      ------------------   ----------------
                                       1999      1998        1999     1998
                                       ----      ----        ----     ----

   Partnership's share of
     unconsolidated ventures'
     income                           $  353    $  480     $   683    $  731
   Partnership's share of gain
     (loss) on sale of
     operating investment
     property                              -         -         (60)    4,474
                                      ------    ------     -------    ------
   Partnership's share of
     unconsolidated ventures'
     net income                       $  353    $  480     $   623    $5,205
                                      ======    ======     =======    ======

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

      The following is a summary of property operating expenses for the three and six-month periods ended March 31, 1999 and 1998 (in thousands):


                                    Three Months Ended   Six Months Ended
                                           March 31,         March 31,
                                    ------------------   ----------------
                                       1999      1998        1999     1998
                                       ----      ----        ----     ----


  Repairs and maintenance           $     -    $    7     $     1    $    11
     Utilities                            -         1           1          2
     Insurance                            -         1           2          3
     Administrative and other             -        16           5         41
     Management fees                      -         4           4          8
                                    -------    ------     -------    -------
                                    $     -    $   29     $    13    $    65
                                    =======    ======     =======    =======

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

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended September 30, 1998 under the heading "Certain Factors Affecting Future Operating Results," which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

      With the sales of The Concourse and Colony Square, the Partnership now has one remaining real estate investment, the Colony Apartments, a 783-unit complex located in Mount Prospect, Illinois. The occupancy level at Colony Apartments averaged 98% for the quarter, up 1% from the prior quarter and comparable to the 99% level for the same period in the prior year. In addition, the average monthly rental rate per apartment unit is budgeted to increase by approximately 3% over the next twelve months. With the improvements in the apartment segment of the real estate market and the strong local job market in this northwest Chicago suburb, the Partnership and its co-venture partner decided to market the Colony Apartments for sale during the third quarter of fiscal 1998. A national real estate firm was selected to market the property and comprehensive sale efforts began in late June. As a result of these sale efforts, ten offers were received. These prospective purchasers were then requested to submit best and final offers. To reduce the prospective buyers' due diligence work and the time required to complete it, updated operating reports as well as building evaluation and environmental information on the property were provided to the top six prospective buyers, who were asked to submit best and final offers and did so. After completing an evaluation of the best and final offers, the Partnership and its co-venture partner selected an offer. However, after protracted negotiations, the Partnership and its co-venture partner were unable to finalize a purchase and sale agreement with this prospective buyer. In November 1998, the Partnership and its co-venture partner re-opened discussions with the other prospective buyers who had previously submitted best and final offers. Two of these prospective buyers expressed interest. Again, however, after extensive discussions with them, neither prospect would agree to acquire the property on terms acceptable to the Partnership. During the current quarter, the Partnership and its co-venture partner decided to re-market the property for sale. The Partnership and its co-venture partner are actively pursuing these marketing efforts and expect to complete a sale of the property and a liquidation of the Partnership before the end of calendar year 1999. However, there are no assurances that the sale of the final asset and the liquidation of the Partnership will be completed within this time frame.

      At March 31, 1999, the Partnership had cash and cash equivalents of approximately $1,015,000. Such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses, distributions to partners, and the funding of operating deficits or capital improvements of the remaining joint venture, in accordance with the terms of the joint venture agreement. The source of future liquidity and distributions to the partners is expected to be from available net cash flow generated by the operations of the Partnership's remaining investment property and from the net proceeds from the sale or refinancing of such property. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

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

Results of Operations
Three Months Ended March 31, 1999
---------------------------------

      The Partnership reported net income of $298,000 for the three months ended March 31, 1999, as compared to $761,000 for the same period in the prior year. This decrease in the Partnership's net income is attributable to a $336,000 unfavorable change in the Partnership's operating income (loss) and a $127,000 decrease in the Partnership's share of unconsolidated ventures' income. The unfavorable change in the Partnership's operating income (loss) is mainly attributable to other income recognized during the three months ended March 31, 1998 related to the receipt of a residual cash distribution from the HMF joint venture in connection with the final liquidation of that joint venture. Also contributing to the unfavorable change in the Partnership's operating income
(loss) was a decrease in interest income and an increase in general and administrative expenses. Interest income decreased mainly due to a lower average invested cash balance in the current period as a result of the temporary investment of the Meadows sale proceeds in the prior year pending the distribution to the Limited Partners which occurred in February of 1998. General and administrative expenses increased mainly due to additional required professional fees incurred during the current three-month period.

      The decrease in Partnership's share of unconsolidated ventures' income resulted mainly from a decrease in the allocation of income to the Partnership from the Colony Apartments joint venture from 100% to 77.6% in the current three-month period. In accordance with the joint venture agreement, the method of allocating income for each period is based upon the percentage of operating cash flow distributed to each of the joint venture partners during the period. The total net income at the Colony Apartments joint venture increased by $13,000 for the current three-month period mainly due to increases in rental revenues stemming from the increases in rental rates achieved at the property over the past twelve to fifteen months. Also contributing to the decline in the Partnership's share of unconsolidated ventures' income was the absence of any income from the Colony Square joint venture for the current period as a result of the sale of the property on November 17, 1998.

Six Months Ended March 31, 1999
-------------------------------

      The Partnership reported net income of $504,000 for the six months ended March 31, 1999, as compared to $5,458,000 for the same period in the prior year. This decrease in the Partnership's net income is mainly attributable to a $4,474,000 gain recognized during the six-month period ended March 31, 1998 on the sale of the Meadows property as well as a $60,000 loss recorded on the sale of the Colony Square property during the current six-month period. Also contributing to the unfavorable change in net income is an unfavorable change in the Partnership's operating income (loss) of $376,000. The unfavorable change in the Partnership's operating income (loss) is mainly attributable to other income recognized during the six months ended March 31, 1998 related to the receipt of a residual cash distribution from the HMF joint venture in connection with the final liquidation of that joint venture. Also contributing to the unfavorable change in the Partnership's operating income (loss) was an decrease in interest income and an increase in general and administrative expenses. Interest income decreased mainly due to a lower average invested cash balance in the current period as a result of the temporary investment of the Meadows sale proceeds in the prior year pending the distribution to the Limited Partners which occurred in February of 1998. General and administrative expenses increased mainly due to additional required professional fees incurred during the current six-month period. The unfavorable change in the Partnership's net operating income (loss) is also partially due to an unfavorable change in the net operating results of the consolidated Concourse Retail Plaza prior to its sale on November 10, 1998. The unfavorable change in the net operating results of the Concourse Retail Plaza was mainly due to a decline in rental revenues as a result of a lower average occupancy level.

      A decrease of $48,000 in the Partnership's share of unconsolidated ventures' income also contributed to the decrease in the Partnership's net income for the current six-month period. The decrease in Partnership's share of unconsolidated ventures' income resulted mainly from a decrease in the allocation of income to the Partnership from the Colony Apartments joint venture from 100% to 77.6% in the current six month period. In accordance with the joint venture agreement, the method of allocating income for each period is based upon the percentage of operating cash flow distributed to each of the joint venture partners during the period. The total net income at the Colony Apartments joint venture increased by $157,000 for the current six-month period mainly due to increases in rental revenues stemming from the increases in rental rates achieved at the property over the past twelve to fifteen months. Also contributing to the decline in the Partnership's share of unconsolidated ventures' income was a decrease in the net income of the Colony Square joint venture for the current period as a result of the sale of the property on November 17, 1998. These unfavorable changes in the Partnership's share of unconsolidated ventures' income were partially offset by the absence in the current period of operating results from The Meadows on the Lake Apartments which reported an operating loss of $72,000 for the first quarter of fiscal 1998 prior to its sale on December 18, 1997.

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


Dated:  May 24, 1999