Form 10-Q
period 1999-06-30
PAINEWEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
filed 1999-08-13
CIK 762130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED JUNE 30, 1999

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

                           CONSOLIDATED BALANCE SHEETS
                June 30, 1999 and September 30, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                  June 30   September 30
                                                  -------   ------------
Operating investment property:
   Land                                           $     -   $     391
   Buildings and improvements                           -       2,421
   Equipment and fixtures                               -          61
                                                  -------   ---------
                                                        -       2,873
   Less accumulated depreciation                        -      (1,104)
                                                  -------   ---------
                                                        -       1,769

Investments in unconsolidated
  ventures, at equity                                   5       1,239
Cash and cash equivalents                           1,831       1,530
Escrowed funds                                          -          76
Accounts receivable, net                                -           8
Other assets                                            -          34
                                                  -------   ---------
                                                  $ 1,836   $   4,656
                                                  =======   =========

                        LIABILITIES AND PARTNERS' CAPITAL

Mortgage note payable                             $     -   $   1,550
Accounts payable and accrued expenses                  34          90
Accounts payable - affiliates                           6           7
Accrued interest payable                                -          14
Accrued real estate taxes                               -          62
Other liabilities                                       -           4
Partners' capital                                   1,796       2,929
                                                  -------   ---------
                                                  $ 1,836   $   4,656
                                                  =======   =========







                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three and nine months ended June 30, 1999 and 1998 (Unaudited)
                      (In thousands, except per Unit data)

                                      Three Months Ended      Nine Months Ended
                                          June 30,                June 30,
                                     -------------------     ------------------
                                      1999        1998        1999       1998
                                      ----        ----        ----       ----
Revenues:
   Rental income and
     expense recoveries              $   -     $   134      $   43     $   394
   Interest and other income            24          18          74         404
                                     -----     -------      ------     -------
                                        24         152         117         798
Expenses:
   Mortgage interest                     -          45          18         137
   Property operating expenses           -          17          13          82
   Depreciation and amortization         -          26           -          77
   Real estate taxes                     -          20          11          61
   Management fees                      15          14          43          47
   General and administrative           52          47         198         159
                                     -----     -------      ------     -------
                                        67         169         283         563
                                     -----     -------      ------     -------
Operating income (loss)                (43)        (17)       (166)        235

Partnership's share of
  unconsolidated ventures'
  income                               240         390         923       1,121
Partnership's share of gain (loss)
  on sale of operating investment
  property                               -           -         (60)      4,474
Venture partner's share of
  consolidated venture's
  operations                             -           -           4           -
                                     -----     -------      ------     -------
Net income                           $ 197     $   373      $  701     $ 5,830
                                     =====     =======      ======     =======

Per  Limited Partnership Unit:
   Net income                       $ 5.13     $  9.72      $18.27     $151.93
                                    ======     =======      ======     =======

   Cash distributions               $ 4.90     $  5.12      $48.14     $182.18
                                    ======     =======      ======     =======

   The above per Limited Partnership Unit information is based upon the 37,969 Limited Partnership Units outstanding during each period.




                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the nine months ended June 30, 1999 and 1998 (Unaudited)
                                 (In thousands)


                                                  General      Limited
                                                  Partners     Partners
                                                  --------     --------

Balance at September 30, 1997                     $   (653)    $  5,655
Cash distributions                                      (7)      (6,917)
Net income                                              61        5,769
                                                  --------     --------
Balance at June 30, 1998                          $   (599)    $  4,507
                                                  ========     ========

Balance at September 30, 1998                     $   (609)    $  3,538
Cash distributions                                      (6)      (1,828)
Net income                                               7          694
                                                  --------     --------
Balance at June 30, 1999                          $   (608)    $  2,404
                                                  ========     ========






















                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES SEVEN LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the nine months ended June 30, 1999 and 1998 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                           1999       1998
                                                           ----       ----
Cash flows from operating activities:
  Net income                                            $   701      $ 5,830
  Adjustments to reconcile net income to
   net cash (used in) provided by operating activities:
    Depreciation and amortization                             -           77
    Amortization of deferred financing costs                  -            4
    Partnership's share of unconsolidated
      ventures' income                                     (923)      (1,121)
    Partnership's share of gain (loss) on sale of
      operating investment property                          60       (4,474)
    Venture partner's share of consolidated
      venture's operations                                  (4)            -
     Changes in assets and liabilities:
      Escrow deposits                                        76           15
      Accounts receivable                                     8          (54)
      Other assets                                           34            3
      Accounts payable and accrued expenses                 (56)         (38)
      Accounts payable - affiliates                          (1)          (1)
      Accrued interest payable                              (14)           -
      Accrued real estate taxes                             (62)         (18)
                                                        -------      -------
        Total adjustments                                  (882)      (5,607)
                                                        -------      -------
        Net cash (used in) provided by
          operating activities                             (181)         223
                                                        -------      -------

Cash flows from investing activities:
   Net proceeds from sale of operating
     investment property                                    230            -
   Distributions from unconsolidated joint ventures       2,097        5,060
                                                        -------      -------
        Net cash provided by investing activities         2,327        5,060
                                                        -------      -------

Cash flows from financing activities:
   Distributions to partners                             (1,834)      (6,924)
   Principal payments on long-term debt                     (11)         (47)
                                                        -------      -------
        Net cash used in financing activities            (1,845)      (6,971)
                                                        -------      -------

Net increase (decrease) in cash and cash equivalents        301       (1,688)
Cash and cash equivalents, beginning of period            1,530        2,856
                                                        -------      -------
Cash and cash equivalents, end of period                $ 1,831      $ 1,168
                                                        =======      =======

Cash paid during the period for interest                $    32      $   133
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1999 and September 30, 1998 and revenues and expenses for the three and nine months ended June 30, 1999 and 1998. Actual results could differ from the estimates and assumptions used.

      The Partnership originally invested the net proceeds of the public offering, through five joint venture partnerships, in seven operating properties, comprised of five multi-family apartment complexes, one mixed-use office and retail property and one shopping center. During fiscal 1997, three of the multi-family properties were sold. A fourth multi-family property was sold on December 18, 1997. In addition, during the first quarter of fiscal 1999, the retail portion of the Concourse property was sold. The office portion of this mixed-use property had been lost through foreclosure proceedings on December 17, 1992. The shopping center property was also sold during the first quarter of fiscal 1999. Subsequent to these transactions, the Partnership has only one remaining real estate investment, a joint venture interest in the Colony Apartments. See Notes 3 and 4 for a description of these transactions and of the remaining real estate investment. The Partnership is currently focusing on potential disposition strategies for the remaining investment in its portfolio. Although no assurances can be given, it is currently contemplated that the sale of the Partnership's Colony Apartments investment could be completed during calendar year 1999. The sale of the remaining property would be followed by an orderly liquidation of the Partnership.

2.  Related Party Transactions
    --------------------------

      The Adviser earned total management fees of $43,000 and $47,000 for the nine-month periods ended June 30, 1999 and 1998, respectively. Accounts payable
- affiliates at June 30, 1999 and September 30, 1998 consist of management fees of $6,000 and $7,000, respectively, payable to the Adviser.

      Included in general and administrative expenses for the nine months ended June 30, 1999 and 1998 is $69,000 and $66,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine months ended June 30, 1999 and 1998 is $3,000 and $7,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Investments in Unconsolidated Joint Venture Partnerships
    ---------------------------------------------------------

      As of June 30, 1999, the Partnership's only remaining investment in unconsolidated joint venture partnerships is its investment in Chicago Colony Apartments Associates which owns the Colony Apartments, located in Mount Prospect, Illinois, as more fully described in the Partnership's Annual Report.

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

      The unconsolidated joint venture investments are accounted for using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings and losses and distributions. Summarized operations of the unconsolidated joint ventures for the three and nine months ended June 30, 1999 and 1998 are as follows:

                    Condensed Combined Summary of Operations
           For the three and nine months ended June 30, 1999 and 1998
                                 (in thousands)

                                    Three Months Ended     Nine Months Ended
                                          June 30,             June 30,
                                    ------------------     ------------------
                                     1999       1998         1999       1998
                                     ----       ----         ----       ----

   Rental revenues and
     expense recoveries            $1,707      $1,796      $5,175     $5,569
   Interest and other income           73          40         235        191
                                   ------      ------      ------     ------
                                    1,780       1,836       5,410      5,760

   Property operating expenses        533         474       1,435      1,537
   Interest expense                   320         347         985      1,139
   Real estate taxes                  366         402       1,076      1,223
   Depreciation and amortization      249         223         717        738
                                   ------      ------      ------     ------
                                    1,468       1,446       4,213      4,637
                                   ------      ------      ------     ------
   Operating income                   312         390       1,197      1,123

   Gain (loss) on sale of
     operating investment
     property                           -           -        (109)     4,870
                                   ------      ------      ------     ------
       Net income                  $  312      $  390      $1,088     $5,993
                                   ======      ======      ======     ======

   Net income:
     Partnership's share of
       combined income             $  240      $  390      $  870     $5,725
     Co-venturers' share of
       combined income                 72           -         218        268
                                   ------      ------      ------     ------
                                   $  312      $  390      $1,088     $5,993
                                   ======      ======      ======     ======

               Reconciliation of Partnership's Share of Operations
           For the three and nine months ended June 30, 1999 and 1998
                                 (in thousands)

                                    Three Months Ended     Nine Months Ended
                                         June 30,              June 30,
                                    ------------------     ------------------
                                     1999       1998         1999       1998
                                     ----       ----         ----       ----
   Partnership's share of
      combined income, as
      shown above                  $  240      $  390      $  870     $5,725
   Amortization of excess basis         -           -          (7)      (130)
                                   ------      ------      ------     ------
   Partnership's share of
      unconsolidated ventures'
      net income                   $  240      $  390      $  863     $5,595
                                   ======      ======      ======     ======

      The  Partnership's  share  of  unconsolidated   ventures'  net  income  is
presented as follows in the accompanying consolidated statements of operations (in thousands):

                                    Three Months Ended   Nine Months Ended
                                          June 30,            June 30,
                                   -------------------   ------------------
                                     1999       1998        1999      1998
                                     ----       ----        ----      ----
   Partnership's share of
     unconsolidated ventures'
     income                        $  240      $  390      $  923    $1,121
   Partnership's share of gain
     (loss) on sale of
     operating investment
     property                           -           -         (60)    4,474
                                   ------      ------      ------    -------
   Partnership's share of
      unconsolidated
      ventures' net income         $  240      $  390      $  863    $5,595
                                   ======      ======      ======    ======

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

      The following is a summary of property operating expenses for the three and nine-month periods ended June 30, 1999 and 1998 (in thousands):

                                    Three Months Ended     Nine Months Ended
                                         June 30,              June 30,
                                    ------------------     ------------------
                                     1999       1998         1999       1998
                                     ----       ----         ----       ----

     Repairs and maintenance        $   -     $    4       $   1      $    15
     Utilities                          -          1           1            3
     Insurance                          -          1           2            4
     Administrative and other           -          8           5           49
     Management fees                    -          3           4           11
                                    -----     ------       -----      -------
                                    $   -     $   17       $  13      $    82
                                    =====     ======       =====      =======
5.  Mortgage Note Payable
    ---------------------

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
                                                       =======

      In accordance with the Concourse mortgage loan agreements, certain insurance premiums and real estate taxes were required to be held in escrow. The balance of escrow deposits on the accompanying balance sheet at September 30, 1998 consisted of such escrowed insurance premiums and real estate taxes in the aggregate amount of $76,000.

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

      The  Partnership  and its  co-venture  partner  had also  begun  exploring potential opportunities for the sale of the Colony Square property in early fiscal 1998. As part of that plan, discussions were held with real estate brokerage firms with a specialty in small retail centers like Colony Square. During the third quarter of fiscal 1998, the Partnership and its co-venture partner selected a real estate brokerage firm to begin marketing this asset for sale. Subsequently, an offer was received to purchase the Colony Square Shopping Center from a prospective third-party buyer that met the Partnership's and co-venture partner's sale criteria. A purchase and sale agreement was signed on July 9, 1998 with this prospective buyer. On November 17, 1998, Chicago Colony Square Associates sold the Colony Square Shopping Center to this unrelated party for $2.3 million. The sale generated net proceeds of approximately $1,014,000, after the repayment of the outstanding first mortgage loan of approximately $864,000, accrued interest of approximately $13,000 (including a prepayment penalty of $9,000), closing proration adjustments of approximately $221,000 and closing costs of approximately $188,000. The Partnership received 100% of the net proceeds in accordance with the terms of the joint venture agreement. As a result of the sales of The Concourse Retail Plaza and Colony Square Shopping Center, a Special Distribution of approximately $1,253,000, or $33 per original $1,000 investment, was made on December 15, 1998. Of this total, $5.92 represented net proceeds from the sale of The Concourse Retail Plaza, $26.69 represented net proceeds from the sale of Colony Square Shopping Center and $0.39 represented Partnership reserves that exceeded future requirements.

      With the sales of The Concourse and Colony Square, the Partnership now has one remaining real estate investment, a joint venture interest in the Colony Apartments, a 783-unit complex located in Mount Prospect, Illinois. With the improvements in the apartment segment of the real estate market and the strong local job market in this northwest Chicago suburb, the Partnership and its co-venture partner decided to market the Colony Apartments for sale during the third quarter of fiscal 1998. A national real estate firm was selected to market the property and comprehensive sale efforts began in late June 1998. As a result of these sale efforts, ten offers were received. These prospective purchasers were then requested to submit best and final offers. To reduce the prospective buyers' due diligence work and the time required to complete it, updated operating reports as well as building evaluation and environmental information on the property were provided to the top six prospective buyers, who were asked to submit best and final offers and did so. After completing an evaluation of the best and final offers, the Partnership and its co-venture partner selected an offer. However, after protracted negotiations, the Partnership and its co-venture partner were unable to finalize a purchase and sale agreement with this prospective buyer. In November 1998, the Partnership and its co-venture partner re-opened discussions with the other prospective buyers who had previously submitted best and final offers. Two of these prospective buyers expressed interest. Again, however, after extensive discussions with them, neither prospect would agree to acquire the property on terms acceptable to the Partnership and its co-venture partner.

      During the second quarter of fiscal 1999, the Partnership and its co-venture partner decided to re-market the Colony Apartments property for sale. A new real estate firm with a strong background in selling apartment properties was selected and new sales materials were prepared. The new marketing campaign was undertaken on April 21, 1999. Colony Apartments was then widely marketed to over 200 prospective purchasers. Of these prospects, approximately 61 requested and received the complete marketing package. Seventeen offers were subsequently received from these prospective buyers of which five submitted best and final offers. After interviewing each prospective buyer and conducting a review of their financial capabilities and previous acquisitions, the Partnership and its co-venture partner selected an offer. A purchase and sale contract was subsequently negotiated with this unrelated third-party prospective purchaser and an agreement was signed on June 28, 1999. In accordance with the provisions of the purchase and sale agreement, the prospective buyer completed its due diligence work within 15 days and made a non-refundable deposit of $500,000. The only remaining contingency is for approval by the lender for an assumption of the first mortgage loan as part of the sale transaction. The Partnership expects to receive this approval by September 15, 1999.

      Colony Apartments is under a contract for sale to this unrelated third-party buyer for $41,500,000. Chicago Colony Associates, the joint venture in which the Partnership and its co-venture partner hold an interest, is expected to receive distributable net sale proceeds of approximately $23,350,000 after deducing estimated closing costs and property proration adjustments of $1,150,000, a deduction for the assumption by the buyer of the $16,800,000 first mortgage debt secured by the property, and an estimated $200,000 which would be used at the Colony joint venture to pay for the remaining property operating expenses and other joint venture costs. The net sale proceeds of $23,350,000 would then be divided between the Partnership and its co-venture partner. The Partnership is expected to receive approximately $18,100,000 and the non-affiliated co-venture partner is expected to receive approximately $5,250,000 as its share of the sale proceeds. The total proceeds of approximately $18,100,000, or approximately $477 per original $1,000 investment, would be included in the Partnership's Final Distribution to the Limited Partners, along with the remaining Partnership cash reserves after the payment of all liquidation-related expenses. Assuming that the sale of the Colony Apartments closes as expected, the Final Distribution is expected to be paid prior to the end of calendar year 1999.

      At June 30, 1999, the Partnership had cash and cash equivalents of approximately $1,831,000. Such cash and cash equivalents will be utilized as needed for Partnership requirements such as the payment of operating expenses, distributions to partners, and the funding of operating deficits or capital improvements of the remaining joint venture, if necessary, in accordance with the terms of the joint venture agreement. The source of future liquidity and distributions to the partners is expected to be from available net cash flow generated by the operations of the Partnership's remaining investment property and from the net proceeds from the sale or refinancing of such property. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

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

Results of Operations
Three Months Ended June 30, 1999
--------------------------------

      The Partnership reported net income of $197,000 for the three months ended June 30, 1999, as compared to $373,000 for the same period in the prior year. This decrease in the Partnership's net income is attributable to a $26,000 increase in the Partnership's operating loss and a $150,000 decrease in the Partnership's share of unconsolidated ventures' income. The unfavorable change in the Partnership's operating loss is attributable to the sale of the consolidated Concourse Retail Plaza on November 10, 1998. The consolidated Concourse joint venture generated net income of $26,000 during the same period in the prior year.

      The decrease in the Partnership's share of unconsolidated ventures' income resulted mainly from a decrease in the allocation of income to the Partnership from the Colony Apartments joint venture from 100% in the prior year to 77.6% in the current three-month period. In accordance with the joint venture agreement, the method of allocating income for each period is based upon the percentage of operating cash flow distributed to each of the joint venture partners during the period. The total net income at the Colony Apartments joint venture decreased by $52,000 for the current three-month period mainly due to an increase in repairs and maintenance expenses related to preparing the property for a possible sale transaction.

Nine Months Ended June 30, 1999
-------------------------------

      The Partnership reported net income of $701,000 for the nine months ended June 30, 1999, as compared to $5,830,000 for the same period in the prior year. This decrease in the Partnership's net income is mainly attributable to a $4,474,000 gain recognized during the nine-month period ended June 30, 1998 on the sale of the Meadows property as well as a $60,000 loss recorded on the sale of the Colony Square property during the current nine-month period. Also contributing to the unfavorable change in net income was an unfavorable change in the Partnership's operating income (loss) of $401,000. The unfavorable change in the Partnership's operating income (loss) is mainly attributable to other income recognized during the nine months ended June 30, 1998 related to the receipt of a residual cash distribution from the HMF joint venture in connection with the final liquidation of that joint venture. Also contributing to the unfavorable change in the Partnership's operating income (loss) was a decrease in interest income and an increase in general and administrative expenses. Interest income decreased mainly due to a lower average invested cash balance in the current period as a result of the temporary investment of the Meadows sale proceeds in the prior year pending the distribution to the Limited Partners which occurred in February of 1998. General and administrative expenses increased mainly due to additional required professional fees incurred during the current nine-month period. The unfavorable change in the Partnership's net operating income (loss) was also partially due to an unfavorable change in the net operating results of the consolidated Concourse Retail Plaza prior to its sale on November 10, 1998. The unfavorable change in the net operating results of the Concourse joint venture was mainly due to a decline in rental revenues as a result of a lower average occupancy level.

      A decrease of $198,000 in the Partnership's share of unconsolidated ventures' income also contributed to the decrease in the Partnership's net income for the current nine-month period. The decrease in the Partnership's share of unconsolidated ventures' income resulted mainly from a decrease in the allocation of income to the Partnership from the Colony Apartments joint venture from 100% in the prior year to 77.6% in the current nine month period. In accordance with the joint venture agreement, the method of allocating income for each period is based upon the percentage of operating cash flow distributed to each of the joint venture partners during the period. The total net income at the Colony Apartments joint venture increased by $105,000 for the current nine-month period mainly due to increases in rental revenues stemming from the increases in rental rates achieved at the property over the past twelve to fifteen months. Also contributing to the decline in the Partnership's share of unconsolidated ventures' income was a decrease in the net income of the Colony Square joint venture for the current period as a result of the sale of the property on November 17, 1998. These unfavorable changes in the Partnership's share of unconsolidated ventures' income were partially offset by the absence in the current period of operating results from the joint venture that owned The Meadows on the Lake Apartments which reported an operating loss of $72,000 for the first quarter of fiscal 1998 prior to the sale of the property on December 18, 1997.

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


Dated:  August 9, 1999